Form 10-Q
period 1993-12-31
SYNTHETIC INDUSTRIES INC
filed 1994-10-21
CIK 809803

*****THIS IS A CONFIRMING COPY OF PAPER COPY FILED FEBRUARY 1994.*****

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1993

Commission File Number           33-11479



                    SYNTHETIC INDUSTRIES, INC.

       (Exact name of Registrant as specified in its charter)

     Delaware                                            58-1049400
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                   Identification No.)

309 LaFayette Road, Chickamauga, Georgia                    30707
(Address of principal executive offices)                  (Zip Code)

                    (706) 375-3121

        (Registrant's telephone number, including area code)



     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X    No


     State the aggregate market value of the voting stock held by non-affiliates of the registrant at February 11, 1994.

                Common Stock, $1.00 par value -- $0


     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                                                    Outstanding at
              Class                             February 11, 1994
Common Stock, $1.00 par value                      49.95

Part I-FINANCIAL INFORMATION    SYNTHETIC INDUSTRIES, INC.
Item 1. Financial Information       AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)

                                          December 31,   September 30,
    ASSETS (Note 7A)
                                             1993              1993

CURRENT ASSETS:
  Cash                                     $   189            $  253
  Accounts receivable, less allowance for
    doubtful accounts of $1,269 and $1,090  29,570            36,465
  Inventory (Note 3)                        27,838            25,265
  Other current assets (Note 4)             11,538            11,949

      TOTAL CURRENT ASSETS                  69,135            73,932

PROPERTY, PLANT AND EQUIPMENT,
 net (Note 5)                               93,383            92,602

DEFERRED FINANCING AND ORGANIZATION COSTS,
  net of accumulated amortization of
 $4,236 and $4,049                           8,197             8,252

EXCESS OF PURCHASE PRICE OVER NET
 ASSETS ACQUIRED AND OTHER
 INTANGIBLES (Note 6)                       84,952            85,586

                                          $255,667          $260,372

          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $11,751          $ 13,411
  Accrued expenses and other
 current liabilities                         5,569             6,411
  Income taxes payable                         841                -
  Interest payable                           1,569             6,023
  Current maturities of long-term
 debt (Note 7)                               6,032             6,032

  TOTAL CURRENT LIABILITIES                 25,762            31,877

LONG-TERM DEBT LESS
CURRENT PORTION (Note 7)                   164,269           164,723

DEFERRED INCOME TAXES (Note 8)              19,423            19,349

                                           209,454           215,949

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $1 par value:
    Authorized, issued and
    outstanding 49.95 shares                    -                 -
  Additional paid-in capital                69,300            69,300
  Cumulative translation adjustments            46                52
  Deficit                                  (23,133)          (24,929)


      TOTAL STOCKHOLDER'S EQUITY            46,213            44,423

                                          $255,667          $260,372

             See notes to consolidated financial statements


                          SYNTHETIC INDUSTRIES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands of dollars)






                                        For Three Months Ended December 31,

                                             1993                  1992

Net sales                                  $51,694              $44,336
Costs and expenses:
  Cost of sales                             33,807               32,335
  Selling expenses                           4,983                4,132
  General and administrative expenses        3,725                4,159
  Amortization of intangibles                  634                  654


                                            43,149               41,280


      Operating income                       8,545                3,056



Other expenses:
  Interest expense                           5,079                4,851
  Amortization of deferred financing
    and organization costs                     187                  327


                                             5,266                5,178

Income (loss) from continuing operations
    before income tax provision              3,279               (2,122)


Income tax provision (Note 8)                1,483                 (267)


Income (loss) from continuing operations     1,796               (1,855)

Extraordinary item - Loss from early
    extinguishment of debt (net of
    tax benefit of $4,950)(Note 7B)             -                (8,076)

Cumulative effect on prior years of change
    in accounting for income taxes              -                (8,500)


NET INCOME (LOSS)                          $ 1,796             $(18,431)




See notes to consolidated financial statements

                         SYNTHETIC INDUSTRIES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)

                                         Three Months Ended December 31,
                                                   1993            1992

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before
 extraordinary item                              $1,796          $(1,855)
Depreciation                                      2,274            1,975
Amortization of deferred financing and
 organization costs and intangibles                 821              993
Provision for bad debts                             181               12
Accrued interest on junior
 subordinated debentures                             -               517
Deferred income taxes                               173           (2,099)

  Change in assets and liabilities:
Decrease in accounts receivable                   6,682            4,672
Increase in inventory                            (2,580)          (5,471)
Decrease in other current assets                    312            1,672
Increase in deferred financing costs
 and intangible assets                             (132)          (4,558)
(Decrease) increase in accounts payable          (1,618)              20
Decrease in accrued expenses and other
 current liabilities                               (871)          (1,176)
Increase (decrease) in income tax payable           841             (356)
(Decrease) increase in interest payable          (4,423)             823
       Cash provided (used in)
         by operating activities                  3,456           (4,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment       (3,061)          (2,719)
        Cash used in investing activities        (3,061)          (2,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan                           -             4,706
Repayments under term loan                       (1,500)          (2,500)
Issuance of 12 1/2% Senior
 subordinated debentures                             -           140,000
Redemption of 11 1/2% Senior
 subordinated debentures                             -          (115,621)
Repayment costs on early extinguishment of debt      -              (720)
Borrowings (Repayment) under
 revolving credit line                            1,052          (18,386)
Repayments of other long term obligations            (8)              (7)
      Cash provided by financing activities        (456)           7,472

Effect of exchange rate changes on cash              (3)              (6)

NET DECREASE IN CASH                                (64)             (84)

CASH AT BEGINNING OF PERIOD                         253              249

CASH AT END OF PERIOD                          $    189         $    165

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the quarter for:
  Interest                                     $  9,533          $ 1,447
  Income taxes                                        0                8

             See notes to consolidated financial statements

                        SYNTHETIC INDUSTRIES, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of dollars)

             (Information as of December 31, 1993 and for the periods ending December 31, 1993 and 1992 is unaudited)


1.  ORGANIZATION

Synthetic Industries, Inc. (the "Company"), a
Delaware corporation and a wholly-owned subsidiary of Synthetic Industries L.P., a Delaware limited partnership (the "Partnership"), manufactures and markets a wide range of polypropylene-based industrial textile products. The Company's principal product lines are carpet backing, technical textiles and construction/civil engineering products.


2.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of December 31, 1993 and for the periods ended
December 31, 1993 and 1992 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position at December 31, 1993 and 1992, and the results of its operations for the three months then ended have been made. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. Certain reclassifications have been made to previous years' consolidated financial statements to conform to current classifications. It is suggested that these consolidated financial statements be read in conjunction with management's discussion and analysis of financial condition and results of operations on pages 9 to 11 and the consolidated financial statements on pages F-2 to F-21 of the Company's Form 10-K for the fiscal year ended September 30, 1993.
Operating results for the three months ended
December 31, 1993 may not necessarily be indicative of the results that may be expected for the full year.

The accompanying interim financial information for the three month period ended December 31, 1992 has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" as of October 1,
1992. The cumulative effect of adoption on prior years was an $8,500 charge to income.

3.  INVENTORY
                                              December 31,     September 30,
                                                  1993             1993

Finished goods                                $ 18,696          $ 15,856
Work in process                                  4,098             4,715
Raw materials                                    5,044             4,694


                                              $ 27,838          $ 25,265



4.  OTHER CURRENT ASSETS

                                             December 31,   September 30,
                                                 1993           1993

Prepaid supplies                              $  5,007          $  4,905
Income tax receivable                              279               747
Deferred income tax benefits                     5,015             5,114
Other                                            1,237             1,183


                                             $  11,538          $ 11,949


5.  PROPERTY, PLANT AND EQUIPMENT


                                            December 31,    September 30,
                                               1993              1993

Land                                          $  2,929          $  2,929
Buildings and improvements                      18,429            18,429
Machinery and equipment and
 leasehold improvements                        115,857           112,802

                                               137,215           134,160
Accumulated depreciation                        43,832            41,558


                                              $ 93,383          $ 92,602


6.  EXCESS OF PURCHASE PRICE OVER NET ASSETS
    ACQUIRED AND OTHER INTANGIBLES

                                               December 31,    September 30,
                                                  1993             1993

Excess of purchase price over
 net assets acquired                            $99,818           $99,818
Intangible assets                                 4,525             4,525

                                                104,343           104,343
Accumulated amortization                         19,391            18,757

                                               $ 84,952          $ 85,586



7.  LONG-TERM DEBT

Long-term debt consists of the following:


                                             December 31,     September 30,
                                                 1993              1993

Secured revolving credit facility
 Secured revolving credit portion             $   3,381         $  2,327
 Term loan portion                               25,500           27,000
12 1/2% Senior subordinated debentures          140,000          140,000
Other                                             1,420            1,428
                                                170,301          170,755
Less current portion                              6,032            6,032
Total long-term portion                        $164,269         $164,723


    A.      The Secured Revolving Credit
            Facility

            On March 15, 1993, the Company and
            its lenders entered into a Second
            Amended and Restated Revolving
            Credit Agreement (as amended to
            date, the "Amended Credit
            Facility").  The term loan portion
            of the Amended Credit Facility
            provides for borrowings up to
            $30,000, payable over a 60 month
            period beginning April 1, 1993, in
            equal installments of $500, plus
            interest.

            The revolving credit loan portion
            of the Amended Credit Facility
            provides for availability based on
            a borrowing formula consisting of
            85% of eligible accounts receivable
            and 50% of eligible inventory,
            subject to certain limitations.
            The maximum amount available for
            borrowing under the revolving
            credit loan portion of the Amended
            Credit Facility is $30,000 less any
            amounts outstanding under the
            letter of credit portion of the
            Amended Credit Facility.

            Interest on borrowings under the
            Amended Credit Facility is
            calculated at a rate equal to the
            bank's base rate plus 1 1/2% (7 1/2% at
            December 31, 1993).

            The Company may, at its option, and
            with certain restrictions, convert
            a portion of its advances under the
            term or revolving credit loan
            portion of the Amended Credit
            Facility, to borrowings in
            Eurodollars.  Interest on
            Eurodollar borrowings is calculated
            based on the Interbank Eurodollar
            rate plus 3 1/4% and 3%, for term and
            revolving credit advances,
            respectively.

            The Amended Credit Facility
            provides for borrowings under
            letters of credit for up to $3,000,
            reducing amounts available under
            the revolving credit loan.  The
            Company is required to pay a .375%
            fee on the unused portion of the
            commitment and an agency fee of
            $150 per annum.



    B.      Senior Subordinated Debentures

            On December 14, 1992, the Company
            issued $140,000 of 12 1/2% Senior
            Subordinated Debentures (the
            "Debentures") due 2002, which
            represent unsecured obligations of
            the Company.  The Debentures are
            redeemable at the option of the
            Company at any time on or after
            December 1, 1997, initially at
            106.375% of their principal amount
            , together with accrued interest
            thereon, with declining redemption
            prices thereafter.  Interest on the
            Debentures is payable semiannually
            on June 1 and December 1.  Interest
            payments on the Debentures
            commenced on June 1, 1993.

            On December 14, 1992, the Company's
            11 1/2% Senior Subordinated
            Debentures (the "Old Debentures"),
            with a principal amount of $110
            million, were called for redemption
            on January 13, 1993, at 105.11% of
            the called principal amount
            thereof. The principal amount and
            related unamortized Old Debenture
            issuance costs were removed from
            the balance sheet at December 31,
            1992 in an in-substance defeasance
            transaction, resulting in an
            extraordinary loss of $8,076,
            comprised of the following:

Call premium                                             $5,621
Unamortized deferred financing costs                      6,071
Unamortized discount                                        611
Interest on defeasance                                      723
Tax benefit                                              (4,950)
Loss on early debt retirement                            $8,076





      8.    INCOME TAXES

    The (benefit) provision for income taxes is as follows:

                                  Three Months Ended      Three Months Ended
                                     December 31,            December 31,
                                         1993                   1992
            Current:
              Federal                  $  1,080                 (2,200)
              State                         230                   (450)

                                          1,310                 (2,650)
            Deferred:
              Federal                       166                 (2,212)
              State                           7                   (355)

                                            173                 (2,567)

            Total taxes on income       $ 1,483                $(5,217)


    The federal income tax provision (benefit) for the three months ended December 31, 1993 and 1992 reflect the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax basis of assets and liabilities and their reported amounts in the financial statements.





      Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations
          (In thousands of dollars)


Liquidity and Capital Resources


    At December 31, 1993, there was $24,935
available for borrowing under the Amended Credit
Facility.  During the three months ended December
31, 1993, cash from operations was $3,456. The
Company has budgeted capital expenditures of $21,000 during fiscal 1994 to be financed through operations and the Credit Facility. Of this amount, approximately $9,500 is for continued expansion of carpet backing and approximately
$8,000 relates to the expansion of the nonwoven manufacturing facility.

    Management's plans indicate that current and future operations will provide sufficient cash flow to satisfy long-term debt obligations, including the Amended Credit Facility, and lease commitments.


Results of Operations for the First Quarter

    Net sales for the three months ended
December 31, 1993 were $51,694 compared to $44,336 for the three months ended December 31, 1992, an increase of 17%. The increase was principally due to a 61% increase in construction/civil engineering products.

    Carpet backing sales were $27,317 for the first quarter of fiscal 1994, an increase of $2,736 or 11% from the first quarter of fiscal
1993. This is primarily due to increased sales volumes which were partially offset by a decrease in selling prices.

    Technical textiles sales were $12,102 for the first quarter of fiscal 1994 compared to $12,121 for the same period of last year.

    Construction/civil engineering products
sales increased to $12,275 for the first quarter of fiscal 1994 from $7,634 for the same period in fiscal 1993, an increase of $4,641 or 61%. The increase is primarily attributable to the introduction of nonwoven geotextiles as well as increased sales of woven geotextiles.
Additionally, there was an 17% increase in FibermeshTM sales during the first quarter of fiscal 1994 compared to the same period in fiscal
1993.

    Gross profit for the first quarter of fiscal
1994 increased to $17,887 from $12,001 or 49% from
the first quarter of fiscal 1993 primarily due to
lower raw material costs and increased sales
volumes.  As a percent of sales, gross profit
increased to 35% from 27% primarily due to lower
raw material costs.  Additionally, during the
first quarter of fiscal 1993, the Lumite operation
incurred relocation and startup expenses of $1,250
in relation to the expansion and a new   nonwoven
manufacturing facility.

    Selling expenses of $4,983 in the first
quarter of fiscal 1994 increased $851 compared to the first quarter of fiscal 1993. This increase is due to increased sales volume coupled with enhanced selling activities of the construction/civil engineering products. General and administrative expenses of $3,725 for the first quarter of fiscal 1994 decreased $434 from the first quarter of fiscal 1993.

    Operating income increased to $8,545 during the first quarter of fiscal 1994 (17% of net sales) from $3,056 during the third quarter of fiscal 1993 (7% of net sales). This increase is primarily due to lower cost of goods sold and increased sales.

    Total interest expense for the first quarter of fiscal 1994 increased by $228 from the first quarter of fiscal 1993 due to a higher interest rate on the Debentures partially offset by lower total debt outstanding.

    Net income for the first quarter of fiscal
1994 was $1,796 compared to a net loss of $18,431 for the first quarter of fiscal 1993, primarily due to the fiscal 1993 loss on early extinguishment of debt of $8,076 and $8,500 charge resulting from the adoption of Statement of Financial Accounting Standards No. 109 ("SFAS
109"), Accounting for Income Taxes.


Accounting Changes

    In the fourth quarter of fiscal 1993, the
Company adopted retroactive to October 1, 1992,
the provisions of SFAS 109.  As a result, the
Company's operating results for the first three
quarters of fiscal years ended September 30, 1993
were restated.  The accompanying interim financial
information for the three month period ended
December 31, 1992 has been restated to reflect the
adoption and the effect of the change on
previously reported financial data as shown on
page   F-17 of the Company's Form 10-K for the
fiscal year ended September 30, 1993.





PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


    (a) Exhibits

            None

    (b)     Reports of Form 8-K

            None

                         SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHETIC INDUSTRIES, INC.


By:/s/  Leonard Chill
        Leonard Chill
        President



Dated:  February 11, 1994





By:/s/  Jon P. Beckman
        Jon P. Beckman
        Chief Financial Officer


Dated:   February 11, 1994