Form 10-Q
period 1994-03-31
SYNTHETIC INDUSTRIES INC
filed 1994-10-21
CIK 809803

*****THIS IS A CONFIRMING COPY OF REPORT FILED MAY 1994******

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1994

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


     State the aggregate market value of the voting stock held by non-affiliates of the registrant at May 11, 1994.

                       Common Stock, $1.00 par value -- $0


     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:
                                                       Outstanding at
              Class                                      May 11, 1994
Common Stock, $1.00 par value                               49.95

PART I-FINANCIAL INFORMATION     SYNTHETIC INDUSTRIES, INC.
ITEM 1. FINANCIAL INFORMATION                            AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)


MARCH 31,                  SEPTEMBER 30,
         ASSETS (Note 6A)                       1994         1993

CURRENT ASSETS:
  Cash                                          $   599     $  253
  Accounts receivable, net of allowance for
    doubtful accounts of $1,243 and $1,090       35,308     36,465
  Inventory (Note 3)                             30,003     25,265
  Other current assets (Note 4)                  11,649     11,949

      TOTAL CURRENT ASSETS                       77,559     73,932

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)     104,284     92,602

DEFERRED FINANCING AND ORGANIZATION COSTS,
  net of accumulated amortization
  of $4,421 and $4,049                            7,613      8,252

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
  AND OTHER INTANGIBLES (Note 6)                 84,297     85,586

                                               $273,753    $260,372

          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $15,659   $ 13,411
  Accrued expenses and other current
    liabilities                                   7,459      6,411
  Income taxes payable                            1,813         -
  Interest payable                                6,068      6,023
  Current maturities of long-term
    debt (Note 7)                                 6,032      6,032
      TOTAL CURRENT LIABILITIES                  37,031     31,877

LONG-TERM DEBT LESS CURRENT PORTION (Note 7)    169,028    164,723

DEFERRED INCOME TAXES (Note 8)                   19,453     19,349

                                               225,512    215,949

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $1 par value:
    Authorized, issued and outstanding
     49.95 shares                                   -          -
  Additional paid-in capital                     69,300     69,300
  Cumulative translation adjustments                 60         52
  Deficit                                        (21,119) (24,929)

      TOTAL STOCKHOLDER'S EQUITY                 48,241     44,423

                                               $273,753   $260,372

                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)



                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                         MARCH 31       MARCH 31
                                      19941993         1994      1993

Net sales                         $54,837  $47,821     $106,531  $ 92,157
Costs and expenses:
  Cost of sales                    35,644   34,846       69,451    67,181
  Selling expenses                  4,788    4,324        9,771     8,456
  General and admin expenses        4,390    4,613        8,115     8,772
  Amortization of intangibles         615      657        1,249     1,311

                                   45,437  44,440       88,586    85,720

      Operating income              9,400    3,381       17,945     6,437

Other expenses:
  Interest expense                  5,089    5,585       10,168    10,436
  Amortization of deferred financing
    and organization costs            185      227          372       554

                                   5,274    5,812       10,540    10,990
Income from continuing operations
 before income tax
 provision (benefit)                4,126  (2,431)        7,405   (4,553)

Income tax provision (benefit)
    (Note 8)                        2,112    (540)        3,595     (807)

Income (loss) from continuing
 operations                         2,014  (1,891)        3,810   (3,746)

Discontinued operations
        Reversal of disposal of
        discontinued operations
        (net of tax provision
        of $800)                     -       1,420          -       1,420

Income (loss) before
 extraordinary item                 2,014    (471)        3,810   (2,326)

Extraordinary item - Loss from
 early extinguishment of debt
 [net of tax (benefit) of ($323)
 and ($5,273), respectively]
 (Note 7A and 7B)                    -       (540)          -     (8,616)

Cumulative effect on prior years
 of change in accounting principle
 for income taxes                    -          -           -     (8,500)

NET INCOME (LOSS)                 $ 2,014 $ (1,011)    $  3,810$ (19,442)






                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                                SIX MONTHS ENDED MARCH 31,
                                                    1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) before extraordinary item  $   3,810  $  (2,326)
    Adjustments to reconcile net income (loss)
   to net cash provided by operations:
    Depreciation                                   4,622       4,182
    Amortization of deferred financing and
     organization costs and intangibles            1,621       1,877
    Provision for bad debts                           40         381
    Accrued interest on junior subordinated
     debentures                                       -        1,058
    Deferred income taxes                          1,183     (3,269)

    Change in assets and liabilities:
     Decrease in accounts receivable               1,117       2,006
     Increase in inventory                       (4,738)     (2,840)
     (Increase) decrease in other current assets   (779)       2,739
     Decrease (increase) in deferred financing costs 267     (5,728)
     Decrease in intangibles                          40           -
     Increase (decrease) in accounts payable       2,248     (6,633)
     Increase in accrued expenses and other
      current liabilities                          1,048         633
     Increase (decrease) in income taxes payable   1,813       (356)
     Increase in interest payable                     45       5,026
     (Decrease) in net liabilities of
       discontinued operations                        -      (2,060)
       Cash provided by (used in) by
        operating activities                      12,337     (5,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment      (16,304)   (5,431)
        Cash used in investing activities        (16,304)    (5,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan                          -       30,000
  Repayments under term loan                     (3,000)    (21,008)
  Issuance of 12 3/4% Senior
   subordinated debentures                            -      140,000
  Redemption of 11 1/2% Senior
   subordinated debentures                            -    (115,621)
  Repayment costs on early extinguishment of debt - (1,045) Borrowings (repayment) under revolving
   credit line                                     7,322    (20,918)
  Repayments of other long term obligations         (17)        (15)
      Cash provided by financing activities        4,305      11,393
      Effect of exchange rate changes on cash         8            7
NET INCREASE IN CASH                                 346         659
CASH AT BEGINNING OF PERIOD                          253         249
CASH AT END OF PERIOD                           $    599    $    908

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                              $  10,123            $ 5,075
  Income taxes                              133                   -
     See notes to consolidated financial statementsYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)

                  (INFORMATION AS OF MARCH 31, 1994 AND FOR THE
              PERIODS ENDING MARCH 31, 1994 AND 1993 IS UNAUDITED)


1.ORGANIZATION

Synthetic Industries, Inc. (the "Company"), a Delaware corporation whose outstanding capital stock is owned by Synthetic Industries L.P., a Delaware limited partnership (the "Partnership"), manufactures and markets a wide range of polypropylene-based industrial textile products. The Company's principal product lines are carpet backing, technical textiles and construction/civil engineering products.


2.INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of March 31, 1994 and for the periods ended March 31, 1994 and 1993 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at March 31, 1994 and 1993, and the results of operations for the three and six months then ended have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. Certain reclassifications have been made to previous years' consolidated financial statements to conform to current classifications. It is suggested that these consolidated financial statements be read in conjunction with management's discussion and analysis of financial condition and results of operations on pages 12 to 16 and the consolidated financial statements on pages F-2 to F-21 of the Company's Form 10-K for the fiscal year ended September 30, 1993. Operating results for the three and six months ended March 31, 1994 may not necessarily be indicative of the results that may be expected for the full year.

The accompanying interim financial information for the year ended September 30, 1993 has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" as of October 1, 1992. The cumulative effect of adoption on prior years was an $8,500 charge to income.


3.INVENTORY
                            March 31,   September 30,
                             1994        1993

         Finished goods         $20,315   $ 15,856
         Work in process         4,291       4,715
         Raw materials           5,397       4,694

                                $ 30,003 $ 25,265





4.OTHER CURRENT ASSETS
                                March 31,September 30,
                                  1994     1993

         Prepaid supplies       $  5,244  $  4,905
         Income tax receivable       279       747
         Deferred income tax
          benefits                 4,035     5,114
         Other                     2,091     1,183

                                $ 11,649 $ 11,949







5.PROPERTY, PLANT AND EQUIPMENT

                                      March 31,    September 30,
                                       1994           1993

         Land                        $  2,930         $  2,929
         Buildings and improvements    18,429           18,429
         Machinery and equipment and
           leasehold improvements     129,105          112,802

                                      150,464          134,160
         Accumulated depreciation      46,180           41,558

                                    $104,284         $ 92,602




6.EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED AND OTHER
      INTANGIBLES

                                  March 31,      September 30,
                                   1994              1993

         Excess of purchase price over
           net assets acquired         99,818          99,818
         Intangible assets              4,485           4,525

                                     104,303         104,343
         Accumulated amortization      20,006          18,757

                                    $ 84,297        $ 85,586
7.LONG-TERM DEBT

                                            March 31,  September 30,
                                             1994        1993


         Secured revolving credit facility
          Secured revolving credit portion      9,649       2,327
          Term loan portion                    24,000      27,000
         12 3/4% Senior subordinated
          debentures                          140,000     140,000
         Other                                  1,411       1,428

                                             175,060     170,755
         Less current portion                   6,032       6,032

         Total long term portion             $169,028   $ 164,723



  A.THE SECURED REVOLVING CREDIT FACILITY

     On March 15, 1993, the Company and its lenders entered into a Second Amended and Restated Revolving Credit Agreement (as amended to date, the "Amended Credit Facility"). The Company borrowed $30 million under the term loan portion of the Amended Credit Facility. Such term loan borrowing is payable over a 60-month period which began on April 1, 1993, in equal installments of $500, plus interest.

     The revolving credit loan portion of the Amended Credit Facility provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. The maximum amount available for borrowing under the Amended Credit Facility is $30 million less any amounts outstanding under the letter of credit portion of the Amended Credit Facility.

     Interest on borrowings under the Amended Credit Facility is calculated at a rate of equal to the agent bank's rate plus 1 1/2% (7 3/4% at March 31, 1994).

     The Company may, at its option and with certain restrictions, convert a portion of its advances under the term or revolving credit loan portion of the Amended Credit Facility into borrowings in Eurodollars. Interest on Eurodollar borrowings is calculated based on the Interbank Eurodollar rate plus 3 1/4% for term loan advances. The interest rate on Eurodollar borrowings for revolving credit advances is one-quarter of a percent less than the term loan advance rate.

     The Amended Credit Facility provides for borrowings of up to $3 million under letters of credit. Such borrowings reduce the amounts otherwise available under the revolving credit loan portion of the Amended Credit Facility. The Company is required to pay a .375% fee on the unused portion of the commitment and an agency fee of $150 per annum.

     In consideration for the Amended Credit Facility, costs of approximately $550, consisting of bank and legal fees and other related expenses, have been deferred. Deferred financing fees and prepayment costs associated with the prior credit facility were written off during the quarter ended March 31, 1993, resulting in an extraordinary loss on early extinguishment of debt of approximately $540, comprised of the following:


         Prepayment Costs                             $325
         Unamortized deferred financing costs          538
         Tax Benefit                                  (323)

         Loss on early debt retirement                $540


  B.SENIOR SUBORDINATED DEBENTURES

     On December 14, 1992, the Company issued $140,000 of 12 3/4% Senior Subordinated Debentures (the "Debentures") due 2002, which represent unsecured obligations of the Company. The Debentures are redeemable at the option of the Company at any time on or after December 1, 1997, initially at 106.375% of their principal amount , together with accrued interest, with declining redemption prices thereafter. Interest on the Debentures is payable semiannually on June 1 and December 1. Interest payments on the Debentures commenced on June 1, 1993.










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



8.INCOME TAXES

  The provision (benefit) for income taxes is as follows:
                         Three Months Ended            Six Months Ended
                              March 31,                    March 31,
                            1994      1993             1994      1993
     Current:
       Federal            $    772  $  (200)            1,852  (2,400)
       State                   330     (250)              560    (700)

                           1,102      (450)            2,412  (3,100)
     Deferred:
       Federal               1,028       172            1,194   (2,040)
       State                  (18)       215             (11)    (140)

                            1,010       387            1,183  (2,180)

     Total taxes on income$  2,112   $  (63)          $ 3,595  $ (5,280)


  The federal income tax provision (benefit) for the three months and six months ended March 31, 1994 and 1993 reflect the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS)


LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1994, there was $18,830 available for borrowing under the Amended Credit Facility. During the six months ended March 31, 1994, cash from operations was $12,337. The Company has planned capital expenditures of $32 million during fiscal 1994 to be financed through operations and the Credit Facility. Of this amount, approximately $19 million relates to the expansion of the nonwoven manufacturing facility.

  Management's plans indicate that current and future operations will provide sufficient cash flow to satisfy the debt service requirements of the long-term debt obligations, including the Amended Credit Facility and lease commitments.

RESULTS OF OPERATIONS FOR THE SECOND QUARTER

  Net sales for the three months ended March 31, 1994 were $54,837 compared to $47,821 for the three months ended March 31, 1993, an increase of 15%. The increase was principally due to a 79% increase in sales of construction/civil engineering products.

  Carpet backing sales were $28,393 for the second quarter of fiscal 1994, an increase of $2,863 or 11% from the second quarter of fiscal 1993. This increase was primarily due to increased sales volumes partially offset by a decrease in selling prices.

  Technical textiles sales were $13,949 for the second quarter of fiscal 1994 compared to $15,299 for the same period of last year for a decrease of $1,350 or 9%. This was due to the phase out of various industrial product lines.

  Construction/civil engineering product sales increased to $12,495 for the second quarter of fiscal 1994 from $6,992 for the same period in fiscal 1993, an increase of $5,503 or 79%. The increase is primarily attributable to the introduction of nonwoven geotextiles, as well as increased sales of woven geotextiles. Additionally, there was an 36% increase in Fibermesh sales during the second quarter of fiscal 1994 compared to the same period in fiscal 1993.

  Gross profit for the second quarter of fiscal 1994 increased to $19,193 from $12,975 or 47% from the second quarter of fiscal 1993. As a percent of sales, gross profit increased to 35% from 27% primarily due to lower raw material costs and increased sales volumes.

  Selling expenses of $4,788 in the second quarter of fiscal 1994 increased $464, or 11%, compared to the second quarter of fiscal 1993. This increase is due to increased sales volumes coupled with increased marketing efforts of the construction/civil engineering products. General and administrative expenses of $4,390 for the second quarter of fiscal 1994 decreased $223 over the second quarter of fiscal 1993.


  Operating income increased to $9,400 during the second quarter of fiscal 1994 (17% of net sales) from $3,381 during the second quarter of fiscal 1993 (7% of net sales). This increase is primarily due to lower costs of goods sold and increased sales.

  Total interest expense for the second quarter of fiscal 1994 decreased by $496 from the second quarter of fiscal 1993 due to lower total debt outstanding.

  Net income for the second quarter of fiscal 1994 was $2,014 compared to a net loss of $1,011 for the second quarter of fiscal 1993 which included $540 due to the early extinguishment of debt.

RESULTS OF OPERATIONS FOR THE FIRST SIX MONTHS

  Net sales for the six months ended March 31, 1994 were $106,531 compared to $92,157 for the first six months ended March 31, 1993, an increase of 16%. This increase was primarily due to increased sales of construction/civil engineering products.

  Carpet backing sales were $55,710 for the six months of fiscal 1994, an increase of $5,599 or 11% from the six months of fiscal 1993. This increase in sales was the result of increased sales volumes of secondary backing.

  Technical textiles sales were $26,051 for the six months of fiscal 1994 compared to $27,420 for the same period of fiscal 1993 for a decrease of $1,369 or 5%. This decrease was due to the phase out of various industrial products.

  Construction/civil engineering product sales increased to $24,770 for the six months of fiscal 1994 from $14,626 for the same period in fiscal 1993, an increase of $10,144 or 69%. This was due to a 26% increase in Fibermesh sales and a 208% increase in sales of geotextiles and erosion control fabrics during the first six months of 1994 compared to the same period in 1993.

  Gross profit for the first six months of fiscal 1994 increased to $37,080 from $24,976 during the first six months of fiscal 1993. As a percentage of sales, gross profit increased to 35% from 27%. This was primarily attributable to lower raw material costs and increased sales volumes.
  Selling expenses of $9,771 in the first six months of fiscal 1994 increased $1,315 or 16%, compared to the first six months of fiscal 1993. This increase was attributable to the enhanced selling activities of the construction/civil engineering products and increased sales volumes. General and administrative expenses of $8,115 for the first six months of fiscal 1994 decreased $657 or 8% over the first six months of fiscal 1993.

  Operating income increased to $17,945 during the first six months of fiscal 1994 (17% of net sales) from $6,437 during the first six months of fiscal 1993 (7% of net sales) due primarily to lower cost of goods sold and increased sales volumes.

  Total interest expense for the first six months of fiscal 1994 decreased by $268 from the first six months of fiscal 1993 due primarily to decreased borrowings.


  Net income for the first six months of fiscal 1994 was $3,810 compared to a net loss of $19,442, which includes $8,616 for the early extinguishment of debt and $8,500 for cumulative effect of change in accounting principle for income taxes.


ACCOUNTING CHANGES

  In the fourth quarter of fiscal 1993, the Company adopted retroactive to October 1, 1992, the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As a result, the Company's operating results were restated. The accompanying interim financial information for the six month period ended March 31, 1993 has been restated to reflect the adoption and the effect of the change on previously reported financial data as shown on page F-17 of the Company's Form 10-K for the fiscal year ended September 30, 1993.


OTHER INFORMATION

   NONE





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

SYNTHETIC INDUSTRIES, INC.


By:/s/  Leonard Chill
        Leonard Chill
        President



Dated:  May 11,1994





By:/s/  Jon P. Beckman
        Jon P. Beckman
        Chief Financial Officer




Dated:   May 11, 1994