Form 10-Q
period 1994-06-30
SYNTHETIC INDUSTRIES INC
filed 1994-10-21
CIK 809803

*******THIS IS A CONFIRMING COPY OF REPORT FILED AUGUST 94******

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1994

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

                                    (706) 375-3121.
              (Registrant's telephone number, including area code)



     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No


     State the aggregate market value of the voting stock held by non-affiliates of the registrant at July 30, 1994.

                       Common Stock, $1.00 par value -- $0


     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:
                                                                  Outstanding at
         Class                                                    August 8, 1994
Common Stock, $1.00 par value                                          49.95


PART I-FINANCIAL INFORMATION     SYNTHETIC INDUSTRIES, INC.
ITEM 1. FINANCIAL INFORMATION                            AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)

JUNE 30, SEPTEMBER 30,
         ASSETS (Note 7A)                         1994          1993

CURRENT ASSETS:
  Cash                                          $   210        $  253
  Accounts receivable, net of allowance for
    doubtful accounts of $1,252 and $1,090       40,073        36,465
  Inventory (Note 3)                             29,049        25,265
  Other current assets (Note 4)                  10,512        11,949

      TOTAL CURRENT ASSETS                       79,844        73,932

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)     106,797        92,602

DEFERRED FINANCING AND ORGANIZATION COSTS,
  net of accumulated amortization of
  $4,605 and $4,049                               7,429         8,252

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
  AND OTHER INTANGIBLES (Note 6)                 83,673        85,586

                                               $277,743     $260,372

          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $13,554      $ 13,411
  Accrued expenses and other
    current liabilities                           8,264         6,411
  Income taxes payable                            2,199            -
  Interest payable                                1,781         6,023
  Current maturities of long-term
    debt (Note 7)                                 6,034         6,032
      TOTAL CURRENT LIABILITIES                  31,832        31,877

LONG-TERM DEBT LESS CURRENT PORTION (Note 7)    172,844       164,723

DEFERRED INCOME TAXES (Note 8)                   19,982        19,349

                                               224,658       215,949

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $1 par value:
    Authorized, issued and outstanding
     49.95 shares                                   -             -
  Additional paid-in capital                     69,300        69,300
  Cumulative translation adjustments                 79            52
  Deficit                                       (16,294)     (24,929)

      TOTAL STOCKHOLDER'S EQUITY                 53,085        44,423

                                               $277,743     $260,372

                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)


                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                      JUNE  30                 JUNE 30
                                    1994       1993        1994         1993

Net sales                         $64,308   $58,637      $170,839   $150,794
Costs and expenses:
  Cost of sales                    39,749    37,973       109,200    105,154
  Selling expenses                  5,680     4,988        15,451     13,444
  General and administrative
    expenses                        4,589     3,830        12,704     12,602
  Amortization of intangibles         624       655         1,873      1,966

                                   50,642   47,446       139,228    133,166

      Operating income              13,666   11,191        31,611     17,628

Other expenses:
  Interest expense                  5,228     5,525        15,396     15,961
  Amortization of deferred financing
    and organization costs            184       187           556        741

                                   5,412     5,712        15,952     16,702
Income from continuing operations
 before income tax provision        8,254     5,479        15,659        926

Income tax provision
    (Note 8)                        3,429     2,184         7,024      1,377

Income (loss) from continuing
    operations                      4,825     3,295         8,635      (451)

Discontinued operations
        Reversal of disposal of
        discontinued operations
        (net of tax provision
        of $800)                     -          -             -        1,420

Income before extraordinary item    4,825     3,295         8,635        969

Extraordinary item - Loss from
    early extinguishment of debt
    [net of tax benefit of ($5,273)]
     (Note 7A and 7B)                -           -            -      (8,616)

Cumulative effect on prior years of
    change in accounting principle
    for income taxes                 -           -            -      (8,500)

NET INCOME (LOSS)                 $ 4,825  $  3,295      $  8,635 $ (16,147)





                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                              NINE MONTHS ENDED JUNE 30,
                                                   1994      1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income before extraordinary item           $   8,635      $ 969
  Adjustments to reconcile net income
   to net cash provided by operations:
    Reversal of loss on disposal of discontinued
       operations (net of tax)                         -        (1,420)
    Depreciation                                     7,108        6,283
    Amortization of deferred financing and
      organization costs and intangibles                          2,429          2,718
    Provision for bad debts                             44          597
    Accrued interest on junior subordinated
      debentures                                        -         1,190
    Deferred income taxes (benefits)                 2,156      (2,378)
    Change in assets and liabilities:
     Increase in accounts receivable               (3,652)      (5,566)
     Increase in inventory                         (3,784)      (1,098)
     (Increase) decrease in other current
       assets                                         (86)        5,363
     Decrease (increase) in deferred
       financing costs                                 267      (5,685)
     Decrease in intangibles                            40            -
     Increase (decrease) in accounts payable           143      (3,288)
     Increase in accrued expenses and other
       current liabilities                           1,853        1,703
     Increase in income taxes payable                2,199           -
     (Decrease) increase in interest payable       (4,242)        1,388
     Decrease in net liabilities of discontinued
       operations                                       -         (640)
       Cash provided by operating activities        13,110          136

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment      (21,303)      (9,014)
        Cash used in investing activities         (21,303)      (9,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan                            -        30,000
  Repayments under term loan                       (4,500)     (22,508)
  Issuance of 12_% Senior subordinated debentures       -       140,000
  Redemption of 11 1/2% Senior subordinated debentures     -     (115,621)
  Repayment costs on early extinguishment of debt       -         (720)
  Repayment of Junior Subordinated Debenture            -      (17,093)
  Repayment costs on early extinguishment of debt       -         (325)
  Borrowings (repayment) under revolving
    credit line                                     12,647      (4,947)
  Repayments of other long term obligations           (24)         (23)
      Cash provided by financing activities          8,123        8,763
      Effect of exchange rate changes on cash         27              8
NET DECREASE IN CASH                                  (43)        (107)
CASH AT BEGINNING OF PERIOD                            253          249
CASH AT END OF PERIOD                             $    210     $    142

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                       $  19,638     $ 14,106
  Income taxes                                       2,201           -
     See notes to consolidated financial statementsYNTHETIC INDUSTRIES, INC.

                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)

                  (INFORMATION AS OF JUNE 30, 1994 AND FOR THE
               PERIODS ENDING JUNE 30, 1994 AND 1993 IS UNAUDITED)


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


2.INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of June 30, 1994 and for the periods ended June 30, 1994 and 1993 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at June 30, 1994 and 1993, and the results of operations for the three and nine months then ended have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. Certain reclassifications have been made to previous years' consolidated financial statements to conform to current classifications. It is suggested that these consolidated financial statements be read in conjunction with management's discussion and analysis of financial condition and results of operations on pages 12 to 16 and the consolidated financial statements on pages F-2 to F-21 of the Company's Form 10-K for the fiscal year ended September 30, 1993. Operating results for the three and nine months ended June 30, 1994 may not necessarily be indicative of the results that may be expected for the full year.

The accompanying interim financial information for the year ended September 30, 1993 has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" as of October 1, 1992. The cumulative effect of adoption on prior years was an $8,500 charge to income.


3.INVENTORY
                            June 30,   September 30,
                                1994  1993

         Finished goods         $20,403   $ 15,856
         Work in process         4,156       4,715
         Raw materials           4,490       4,694

                                $29,049  $ 25,265





4.OTHER CURRENT ASSETS
                                 June 30,        September 30,
                                   1994            1993

         Prepaid supplies            $  5,320     $  4,905
         Income tax receivable            279          747
         Deferred income tax benefits   3,591        5,114
         Other                          1,322        1,183

                                    $ 10,512     $ 11,949







5.PROPERTY, PLANT AND EQUIPMENT

                                     June 30, September 30,
                                       1994      1993

         Land                       $  2,930      $  2,929
         Buildings and improvements   18,429        18,429
         Machinery and equipment and
           leasehold improvements    134,104       112,802

                                     155,463       134,160
         Accumulated depreciation     48,666        41,558

                                  $106,797      $ 92,602




6.EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED AND OTHER
      INTANGIBLES

                                   June 30,   September 30,
                                    1994         1993

         Excess of purchase price over
           net assets acquired      99,818          99,818
         Intangible assets           4,485           4,525

                                   104,303         104,343
         Accumulated amortization   20,630          18,757

                                   $83,673        $ 85,586

  Excess of purchase price over net assets acquired are assessed for recoverability on a regular basis. In evaluating the value and future benefits of goodwill, its carrying value would be reduced by the excess, if any, of the balance over management's best estimate of undiscounted future operating income before amortization of the related intangible assets over the remaining amortization period.


7.LONG-TERM DEBT

                                            June 30,     September 30,
                                             1994          1993


         Secured revolving credit facility
          Secured revolving credit
             portion                        14,974            2,327
          Term loan portion                 22,500           27,000
         12_% Senior subordinated
          debentures                       140,000          140,000
         Other                               1,404            1,428

                                           178,878          170,755
         Less current portion                6,034            6,032

         Total long term portion          $172,844        $ 164,723


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

     Interest on borrowings under the Amended Credit Facility is calculated at a rate of equal to the agent bank's rate plus 1 1/2% (8% at June 30, 1994).

     The Company may, at its option and with certain restrictions, convert a portion of its advances under the term or revolving credit loan portion of the Amended Credit Facility into borrowings in Eurodollars. Interest on Eurodollar borrowings is calculated based on the Interbank Eurodollar rate plus 3 11/4% for term loan advances. The interest rate on Eurodollar borrowings for revolving credit advances is one-quarter of a percent less than the term loan advance rate.

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


  B.SENIOR SUBORDINATED DEBENTURES

     On December 14, 1992, the Company issued $140,000 of 12% Senior Subordinated Debentures (the "Debentures") due 2002, which represent unsecured obligations of the Company. The Debentures are redeemable at the option of the Company at any time on or after December 1, 1997, initially at 106.375% of their principal amount , together with accrued interest, with declining redemption prices thereafter. Interest on the Debentures is payable semiannually on June 1 and December 1. Interest payments on the Debentures commenced on June 1, 1993.

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



8.INCOME TAXES

  The provision (benefit) for income taxes is as follows:

                           Three Months Ended     Nine Months Ended
                               June 30,               June 30,
                            1994      1993            1994      1993
     Current:
       Federal           $  1,598  $ 1,700            3,450      (700)
       State                  390      350              950      (350)

                            1,988    2,050            4,400    (1,050)
     Deferred:
       Federal              1,001      130            2,195    (1,910)
       State                  440        4              429      (136)

                            1,441      134            2,624    (2,046)

     Total taxes on
      income             $  3,429 $  2,184          $ 7,024  $ (3,096)

  The federal income tax provision (benefit) for the three months and nine months ended June 30, 1994 and 1993 reflect the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS)


LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1994, there was $13,186 available for borrowing under the Amended Credit Facility. During the nine months ended June 30, 1994, cash from operations was $13,110. The Company has planned capital expenditures of $32 million during fiscal 1994 to be financed through operations and the Credit Facility. Of this amount, approximately $19 million relates to the expansion of the nonwoven manufacturing facility.

  Management's plans indicate that current and future operations will provide sufficient cash flow to satisfy the debt service requirements of the long-term debt obligations, including the Amended Credit Facility and lease commitments.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER

  Net sales for the three months ended June 30, 1994 were $64,308 compared to $58,637 for the three months ended June 30, 1993, an increase of 10%. The increase was principally due to a 43% increase in sales of construction/civil engineering products.

  Carpet backing sales were $31,193 for the third quarter of fiscal 1994, an increase of $2,711 or 10% from the third quarter of fiscal 1993. This increase was primarily due to increased sales volumes partially offset by a decrease in selling prices.

  Technical textiles sales were $12,005 for the third quarter of fiscal 1994 compared to $15,425 for the same period of last year for a decrease of $3,420 or 22%. This was due to the phase out of several industrial product lines as the equipment was redirected to the additional production of woven geotextiles. The remainder is comparable to last year.

  Construction/civil engineering product sales increased to $21,110 for the third quarter of fiscal 1994 from $14,730 for the same period in fiscal 1993, an increase of $6,380 or 43%. The increase is primarily attributable to the introduction of nonwoven geotextiles, as well as increased sales of woven geotextiles. Additionally, there was an 18% increase in Fibermesh sales during the third quarter of fiscal 1994 compared to the same period in fiscal 1993.

  Gross profit for the third quarter of fiscal 1994 increased to $24,559 from $20,664 or 19% from the third quarter of fiscal 1993. As a percent of sales, gross profit increased to 38% from 35% primarily due to lower raw material costs and increased sales volumes.

  Selling expenses of $5,680 in the third quarter of fiscal 1994 increased $692, or 14%, compared to the third quarter of fiscal 1993. This increase is due to higher sales volumes coupled with increased marketing efforts of the construction/civil engineering products. General and administrative expenses of $4,589 for the third quarter of fiscal 1994 increased $759 over the third quarter of fiscal 1993 due to continued sales growth.


  Operating income increased to $13,666 during the third quarter of fiscal 1994 (21% of net sales) from $11,191 during the third quarter of fiscal 1993 (19% of net sales). This increase is primarily due to lower raw material costs and increased sales volumes.

  Total interest expense for the third quarter of fiscal 1994 decreased by $297 from the third quarter of fiscal 1993 due to average lower total debt outstanding.

  Net income for the third quarter of fiscal 1994 was $4,825 compared to a net income of $3,295 for the third quarter of fiscal 1993.

RESULTS OF OPERATIONS FOR THE FIRST NINE MONTHS

  Net sales for the nine months ended June 30, 1994 were $170,839 compared to $150,794 for the first nine months ended June 30, 1993, an increase of 13%. This increase was primarily due to increased sales of construction/civil engineering products.

  Carpet backing sales were $86,903 for the nine months of fiscal 1994, an increase of $8,310 or 11% from the nine months of fiscal 1993. This increase in sales was the result of increased sales volumes of secondary backing.

  Technical textiles sales were $38,056 for the nine months of fiscal 1994 compared to $42,845 for the same period of fiscal 1993 for a decrease of $4,789 or 11%. This decrease was due to the phase out of several industrial product lines as the equipment was redirected to the additional production of woven geotextiles. The remainder is comparable to last year.

  Construction/civil engineering product sales increased to $45,880 for the nine months of fiscal 1994 from $29,356 for the same period in fiscal 1993, an increase of $16,524 or 56%. This was due to a 22% increase in Fibermesh sales and a 137% increase in sales of geotextiles and erosion control fabrics during the first nine months of fiscal 1994 compared to the same period in fiscal 1993.

  Gross profit for the first nine months of fiscal 1994 increased to $61,639 from $45,640 during the first nine months of fiscal 1993. As a percentage of sales, gross profit increased to 36% from 30%. This was primarily attributable to lower raw material costs and increased sales volumes.

  Selling expenses of $15,451 in the first nine months of fiscal 1994 increased $2,007 or 15%, compared to the first nine months of fiscal 1993. This increase was attributable to the enhanced selling activities of the construction/civil engineering products and increased sales volumes. General and administrative expenses of $12,704 for the first nine months of fiscal 1994 increased $102 or 1% over the first nine months of fiscal 1993.

  Operating income increased to $31,611 during the first nine months of fiscal 1994 (19% of net sales) from $17,628 during the first nine months of fiscal 1993 (12% of net sales) due primarily to lower cost of goods sold and increased sales volumes.

  Total interest expense for the first nine months of fiscal 1994 decreased by $565 from the first nine months of fiscal 1993 due primarily to average lower total debt outstanding.


  Net income for the first nine months of fiscal 1994 was $8,635 compared to a net loss of $16,147, which includes $8,616 for the early extinguishment of debt and $8,500 for cumulative effect of change in accounting principle for income taxes.


ACCOUNTING CHANGES

  In the fourth quarter of fiscal 1993, the Company adopted retroactive to October 1, 1992, the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As a result, the Company's operating results were restated. The accompanying interim financial information for the nine month period ended June 30, 1993 has been restated to reflect the adoption and the effect of the change on previously reported financial data as shown on page F-17 of the Company's Form 10-K for the fiscal year ended September 30, 1993.


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

SYNTHETIC INDUSTRIES, INC.


By:  /s/ Leonard Chill
        Leonard Chill
        President



Dated:  August 8,1994





By:  /s/  Jon P. Beckman
        Jon P. Beckman
        Chief Financial Officer




Dated:   August 8, 1994