Form 10-K
period 1994-09-30
SYNTHETIC INDUSTRIES INC
filed 1994-12-28
CIK 809803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 1994

Commission File Number           33-11479



SYNTHETIC INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

      Delaware                                        58-1049400
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

309 LaFayette Road, Chickamauga, Georgia                30707
(Address of principal executive offices)              (Zip Code)

                                   (706) 375-3121
               (Registrant's telephone number, including area code)



     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X   No ____



     State the aggregate market value of the voting stock held by non-affiliates of the registrant at December 1, 1994.

                       Common Stock, $1.00 par value -- $0

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                                                             Outstanding at
           Class                                            December 5, 1994
Common Stock, $1.00 par value                                     49.95
PART I


ITEM 1.  BUSINESS


GENERAL

     Synthetic Industries, Inc., a Delaware corporation (the "Company" or "Synthetic"), manufactures and markets a wide range of polypropylene-based industrial textile products. The Company is the second largest manufacturer of polypropylene-based industrial textile fabrics in the United States.

     The Company's principal product lines are carpet backing, construction/civil engineering products and technical textiles. The Company's carpet backing products consist of primary and secondary carpet backing, both of which are sold to manufacturers of tufted broadloom carpets. The Company's construction/civil engineering products consist of construction products (principally a concrete reinforcement fiber sold under the trademark FibermeshTM), geotextiles (permeable fabrics used primarily for landfill and road construction) and erosion control fabrics. The Company's technical textile products consist of specialty fabrics and industrial yarns and fibers.
Specialty fabrics are sold primarily to manufacturers of products with applications in filtration, agriculture, recreation, defense and packaging. Industrial yarns and fibers are sold to manufacturers of industrial textiles.


HISTORY

     The Company was founded in 1969 to produce polypropylene-based primary carpet backing. Following the acquisition of the Company in 1976 by a group of private investors, it diversified into the manufacture and sale of polypropylene
- -based industrial fabrics and specialty yarns. The Company began manufacturing and marketing geotextiles in 1981, FibermeshTM and certain other construction products in 1983 and secondary carpet backing in 1985.

     The Company was acquired by Synthetic Industries L.P., a Delaware limited partnership (the "Partnership"), in December 1986. All of the issued and outstanding capital stock of the Company is currently owned by the Partnership. See "Security Ownership of Certain Beneficial Owners and Management."

     In April 1993, Synthetic Management G.P. ("Synthetic G.P.") acquired the general partner interest in S.I. Management L.P. ("Management L.P."), a Delaware limited partnership which is the sole general partner of the Partnership. Synthetic G.P. is a Georgia general partnership whose five partners are controlled by certain members of the Company's senior management. See "Directors and Executive Officers."

     The Company's principal executive offices are located at 309 LaFayette Road, Chickamauga, Georgia 30707 and its telephone number is (706) 375-3121.


MANUFACTURING PROCESS

     Polypropylene, a chemically inert plastic derived from petroleum, is the basic raw material used in the manufacture of substantially all of the Company's products. The Company obtains polypropylene in pellet form and extrudes it into various types of yarns and fibers.

     Yarns are used by the Company to manufacture woven fabrics. The woven fabric is produced by interlacing thousands of extruded yarns at right angles to one another. The manner in which the yarns are interlaced determines the type of weave. Woven fabrics are characterized by strength and dimensional stability. The Company's woven fabric products include, among other things, primary and secondary carpet backing, certain specialty fabrics and certain kinds of geotextiles and erosion control fabrics. In addition, the Company converts yarns which have been fibrillated into bundles of meshlike fibers to produce FibermeshTM.

     The Company uses fibers to produce yarns that are then used as a component in weaving certain of the Company's woven fabrics, particularly secondary carpet backing. The Company also uses fibers to manufacture nonwoven fabrics. The nonwoven fabric is produced by first stacking several layers of webbed short length fibers and then entangling the layers by "punching" barbed needles throughout the layers. Nonwoven fabrics provide extensibility without rupture and three dimensionality. The Company's nonwoven fabric products include, among other things, furniture fabrics and certain kinds of geotextiles and erosion control fabrics.

     The Company maintains a complete rigorous quality control program centered around statistical process control and customer key measures. Each stage of the process from the raw material to the final product is monitored using standard procedures and test methods which satisfy the quality control standards established by the International Standards Organization ("ISO"). The Company's Chickamauga and Chattanooga manufacturing facilities have been granted ISO 9002 certification.

     The Company's weaving equipment is capable of manufacturing a variety of woven products. Similarly, the Company's new nonwoven production equipment is capable of manufacturing a variety of nonwoven products. This versatility enables the Company to alter the product mix within its woven and nonwoven product lines in response to market demand or to take advantage of profit opportunities.

     The Company generally orders polypropylene pellets on a quarterly basis and receives several rail car shipments each week. The Company's plants are generally run on a continuous 24-hour per day basis, seven days a week. Orders are typically filled from inventory.


PRODUCTS AND MARKETING

     The Company's three principal product lines are carpet backing, construction/civil engineering products and technical textiles. The following table sets forth the Company's net sales attributable to each product line, and the percentage of total net sales represented by each, for the past five fiscal years:


                                 YEAR ENDED SEPTEMBER 30,
   1994           1993            1992            1991            1990
                       (Thousands of dollars)

CARPET BACKING
$117,791 50.1%  $106,406 50.5%  $108,005 55.2%  $113,905 60.4%  $108,200 66.5%

CONSTRUCTION/CIVIL ENGINEERING
  68,706 29.3    47,899 22.8     34,950 17.8     24,139  12.8          23,800
14.6

TECHNICAL TEXTILES
  48,480 20.6       56,211 26.7     52,784 27.0      50,402 26.8       30,800
18.9

NET SALES
$234,977 100.0% $210,516 100.0% $195,739 100.0% $188,446100.0% $162,800 100.0%






  CARPET BACKING

  Products. The Company's carpet backing product line consist of woven primary and secondary fabrics which are manufactured from polypropylene raw materials. Carpet yarn is tufted into the primary carpet backing in the manufacture of broadloom floorcoverings. Secondary carpet backing is then laminated to the back of tufted broadloom carpet to insure both carpet integrity and dimensional stability. Substantially all tufted broadloom carpets have secondary carpet backing, with more than 90% of this secondary backing being made from polypropylene. The Company produces a broad range of primary and secondary backing in a variety of styles and widths.

  Market and Marketing. The Company sells most of its carpet backing to United States carpet manufacturers. In fiscal 1994, the Company's ten largest carpet backing customers accounted for approximately 76% of its total net sales to the carpet industry. In fiscal 1994, sales to Shaw Industries, Inc., the Company's largest customer, accounted for approximately 36% of net carpet backing sales and approximately 18% of the Company's total net sales. Shaw Industries, Inc. is estimated to have 28% of the United States carpet market.

  The Company markets its carpet backing from a central sales office in Calhoun, Georgia that is located in close proximity to many of the major carpet industry manufacturers. Synthetic employs five full-time salespersons, all of whom have significant industry experience and who monitor ongoing product requirements, styling changes and competitive trends affecting their customers. The Company's carpet backing salespersons are paid on a salary-plus-commission basis. The Company also retains four independent agents to assist its carpet backing salespersons with respect to the small portion of the Company's carpet backing sales made outside of the southeastern United States carpet manufacturing region. The Company's carpet backing agents are paid on a commission basis.

  Competition. In sales of carpet backing, the Company competes principally with Amoco, which has the dominant position in the primary carpet backing market worldwide and, to a lesser extent, Wayne-Tex Inc. Amoco has substantially greater resources than the Company. In the United States, only Synthetic and Amoco produce a broad range of primary and secondary carpet backing in a variety of styles and widths. The Company competes in the carpet backing market primarily on the basis of quality, service and product line variety, providing carpet manufacturers with a reliable alternative source of supply to Amoco.



  CONSTRUCTION/CIVIL ENGINEERING

  Products. Construction and civil engineering products consist primarily of FibermeshTM concrete reinforcing fibers, geotextiles and erosion control products.

  The addition of FibermeshTM to concrete while it is being mixed gives the concrete increased crack resistance and improves impact strength. In concrete construction, where nonstructural wire mesh is used, FibermeshTM provides a cost
- -effective replacement for the wire mesh in addition to improving the concrete's durability. FibermeshTM complies with construction guidelines and specifications issued by many of the national building code associations. The Company believes it is the largest supplier of concrete reinforcement fibers in the United
States.

  The Company's geotextile products consist of polypropylene woven and nonwoven fabrics. Woven geotextiles are used at landfill and construction sites as soil and liquid separators, liquid filters and temporary landfill covers. Nonwoven geotextiles are used to reinforce and stabilize soils. Synthetic's geotextile product line complies with certain guidelines issued by the Federal Highway Works Administration with respect to the use of geotextiles in transportation applications.

  Erosion control products consist of polypropylene woven fabrics, yarns and nonwoven fabrics. These products are used to restrain the gradual or sudden wearing away of soils, regulate the amount of sediment which enters and flows through waterways and assist in the revegetation of soils. The specifications of the fabrics and related fibers manufactured and sold by the Company for erosion control vary depending upon specific site conditions, including such factors as slope angles, water flow velocities, climate, runoff, soil profile and ultimate land use. The Company's erosion control products comply with most of the state agency guidelines applicable to erosion control fabrics which have been issued to date.

  Market and Marketing. FibermeshTM is sold by the Company's salespersons to and through ready-mix concrete companies and precast concrete product manufacturers located primarily in the United States, Canada and the United Kingdom. FibermeshTM is currently sold by 55 salespersons operating out of divisional offices in Austin, Denver, Chattanooga and Chesterfield, England. The Company's construction product salespersons are paid on a salary-plus-commission basis. In addition, the Company sells FibermeshTM to construction industry product distributors worldwide in those areas where the Company does not have a direct sales presence. Synthetic also markets FibermeshTM through advertising in trade journals and at trade shows and seminars. In fiscal 1994, the ten largest FibermeshTM customers accounted for only 14% of the Company's total net sales of FibermeshTM.

  Synthetic's geotextiles and erosion control fabrics are sold primarily in North America to regional and national geotextile distributors, installers of landfill liners and various governmental transportation departments, port authorities and waterway commissions. In fiscal 1994, the ten largest geotextile and erosion control product customers accounted for approximately 29% of its total net sales of geotextiles and erosion control products.

  The Company's geotextiles and erosion control fabrics are marketed by six full
- -time salespersons with expertise in civil engineering and agronomy who are directed from a central office in Chattanooga, Tennessee. These salespersons often provide field engineering and consulting services to their customers. The Company's geotextile and erosion control fabric salespersons are paid on a salary-plus-commission basis.

  Competition. The primary direct competitor in the concrete fiber reinforcement business is W.R. Grace & Co., which markets but does not manufacture concrete reinforcement fibers. The Company competes in the concrete reinforcement fiber market primarily on the basis of product design and technical service. In some applications, FibermeshTM also competes with welded wire fabric. FibermeshTM competes with welded wire fabric on the basis of product performance and cost.

  The primary direct competitors in the geotextile business are Amoco and Nicolon Corporation. The Company has numerous competitors in the erosion control fabric business. Synthetic competes in the geotextile business and the erosion control business on the basis of product line quality, service and variety. The Company believes it has the broadest civil engineering/erosion control product line in North America.

  TECHNICAL TEXTILES

  Products. The Company's technical textiles consist of specialty fabrics, industrial yarns and fibers. The specialty fabrics in the Company's line of technical textiles are manufactured primarily from polypropylene and, to a minor extent, other synthetic fibers for specific end uses. These products are manufactured in a variety of widths and dimensional configurations. Synthetic's customers use these fabrics to manufacture products having applications in filtration (e.g., wastewater treatment, air purifiers, chemical separators and fuel filters), agriculture (e.g., shade cloths and insect screening), and recreation (e.g., tennis windscreens and trampoline covers).

  All of the Company's industrial yarns and fibers are manufactured from polypropylene. The Company sells its industrial yarns and fibers directly to weavers and knitters who produce niche market products, such as automobile upholstery, coat linings, geotextiles, air filters and water filtration media.

  Market and Marketing. Synthetic sells its specialty fabrics to a diverse group of approximately 400 manufacturers located primarily in North America. The Company sells its industrial yarns and fibers to a diverse group of approximately 100 manufacturers located in North America and Europe. In fiscal 1994, the Company's ten largest technical textile customers accounted for approximately 32% of its total net sales of technical textiles.

  The Company's technical textiles are marketed by seventeen full-time salespersons with sales offices in Atlanta, Georgia, Calhoun, Georgia and Chesterfield, England. These salespersons monitor the ongoing product requirements, styling changes and competitive trends affecting their customers. The Company's technical textile salespersons are paid on a salary-plus-commission basis.

  Competition. Synthetic's competitors vary depending upon the specific market. The Company competes in the technical textile market primarily on the basis of service, quality, innovation and product line variety.

RESEARCH AND DEVELOPMENT

  The Company's research and development is focused primarily on development rather than on basic research and as such engages in product design, development and performance validation to enhance its existing products and to develop new products. In fiscal 1994, the Company expended approximately $1.8 million on Company-sponsored research and development activities.

FOREIGN OPERATIONS

  The Company conducts its foreign operations through several subsidiaries and marketing divisions located in Europe. In fiscal 1994, the aggregate sales by such foreign subsidiaries and marketing divisions were approximately $3.7 million. The Company employs 11 persons in England. The Company will seek to increase foreign sales (principally of construction/civil engineering products) over the next several years. Export sales from United States operations in 1994 were $21.3 million, or 9% of net sales.


RAW MATERIALS

  Polypropylene, which is a petroleum derivative, is the basic raw material used in the manufacture of substantially all of the Company's products. The Company currently purchases polypropylene in pellet form principally from four suppliers, with Fina Oil & Chemical Company being the Company's largest supplier of polypropylene. These purchases are generally made pursuant to annual contracts which have various price adjustment mechanisms.

  During fiscal 1994, polypropylene purchases accounted for approximately 47% of the Company's cost of sales. The price of polypropylene is a function of, among other things, polypropylene manufacturing capacity, the demand for polypropylene and prices of petrochemical feedstocks, crude oil and natural gas liquids. The average cost of polypropylene was less in fiscal 1994 than in fiscal 1993; however, costs began to increase during the fourth quarter of fiscal 1994. The Company believes this increase was primarily due to increased demand throughout the polypropylene market coupled with the inadequate expansion of polypropylene manufacturing capacity. The Company expects that polypropylene costs will further increase during fiscal 1995. Increases in the price of polypropylene without offsetting selling price increases could have a significant negative effect on the Company's results of operations and financial condition. As a result of the level of competition, the Company, to date, has been able to pass through only a portion of the polypropylene cost increases through higher selling prices. The Company has not experienced any shortage of supply of polypropylene to date; however, continued increases in demand without offsetting increases in manufacturing capacities could cause the Company to experience supply shortages. Management anticipates additional polypropylene manufacturing facilities will be completed and commence production during calendar 1995 and 1996. Historically, the creation of additional facilities has helped to relieve supply pressures. There can be no assurance, however, that the additional polypropylene manufacturing facilities currently under construction will help to relieve the current supply pressures.


REGULATION

  The Company is subject to federal, state and local laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act and by the Environmental Protection Agency. Many of the Company's construction/civil engineering products have applications that are subject to building code association guidelines and specifications, and highway department guidelines. Obtaining the necessary approvals can delay new product introductions in some areas. Moreover, the enactment of new legislation or the issuance of new guidelines may require the Company to modify its existing geotextile and erosion control fabric products and may also delay the Company's introduction of new geotextiles and erosion control fabric products.

  The Company's expenditures to date in connection with such federal, state and local laws and regulations have not been material to its operations. The Company believes it is currently in compliance with all the material applicable governmental regulations.


ORDER BACKLOG

  The Company generally sells its products pursuant to customer orders which are either satisfied out of inventory or from the shipment of newly manufactured products promptly following receipt of an order. Accordingly, the dollar amount of backlog orders believed to be firm is not significant or indicative of the Company's future sales and earnings.


EMPLOYEES

  As at September 30, 1994, the Company employed 1,978 persons in the United States, of whom 416 were salaried employees and the remainder were hourly employees. None of the Company's employees are unionized. The Company has never experienced any strikes and believes its relations with employees to be satisfactory.


PATENTS

  The Company owns or is licensed under several United States and foreign patents. While these patents are helpful to the Company's business, it is believed that a loss of patent exclusivity would not be materially adverse to the Company's business.





ITEM 2.  PROPERTIES

  The following table sets forth certain information concerning the Company's manufacturing and distribution facilities. The Company's facilities are maintained in good condition and the Company believes that its facilities are suitable and adequate for the operations conducted therein.


                 SQUARE                                             ACREAGE OF
   LOCATION      FEET                         FUNCTION               PROPERTY

OWNED FACILITIES

Chickamauga,
Georgia             692,585        Manufactures carpet backing,
                                   certain fabrics geotextiles
                                   and fibers                         85.8

Chattanooga,
Tennessee           124,260        Manufactures specialty yarns
                                   and construction products          10.5

Dalton,
Georgia             215,401        Distribution center and
                                   multi-product warehouse            14.8

Dalton,
Georgia              44,050        Needlepunching of carpet backing   5.0

Ringgold,
Georgia             150,750        Manufactures geotextiles and
                                   certain nonwoven fabrics           28.7

Alto, Georgia        92,400        Manufactures certain yarns         42.7



LEASED FACILITIES                                                LEASED THROUGH

Chickamauga,
Georgia             143,736        Manufactures carpet backing,  January 2009
                                   certain fabrics, geotextiles
                                   and fibers

Gainesville,
Georgia             179,940        Manufactures certain fabrics  October 2000

Chattanooga,
Tennessee           187,550        Specialty yarn warehouse      September 1995

Westside,
Georgia              86,440        Carpet backing warehouse      January 1995

Dalton,
Georgia              36,000        Industrial Products
                                   warehouse                     July 1995

Dalton,
Georgia              31,500        Industrial Products
                                   warehouse                     July 1995

Dalton,
Georgia              30,000        Industrial Products
                                   warehouse                     May 1995

Dalton,
Georgia              85,000        Carpet backing warehouse      February 1995

Cornelia,
Georgia             100,000        Assembly of certain fabrics   March 1998

  Indebtedness under the Company's Second Amended and Restated Revolving Credit and Security Agreement dated as of March 15, 1993 as amended to date (the "Credit Facility") is secured by a lien on, and a security interest in, substantially all of the Company's assets, including all real estate, plants, equipment, inventory, accounts receivable and cash. Under the terms of the Credit Facility, the lenders thereunder may exercise certain remedies, including foreclosure, in the event of a default under the Credit Facility.



ITEM 3.  CLAIMS AND LEGAL PROCEEDINGS

  The Company and its subsidiaries are parties to litigation arising out of their business operations. Most of such litigation involves claims for personal injury, property damage, breach of contract and claims involving employee relations and certain administrative proceedings. The Company believes such claims are adequately covered by insurance or do not involve a risk of material loss to the Company or its subsidiaries.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of fiscal 1994, the Partnership, as the Company's sole stockholder, approved option plans for the Company's outside directors and employees. See "Renumeration of Directors and Officers - Option Plans". No other matters were submitted to a vote of the Partnership during fiscal 1994.


PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
      AND RELATED STOCKHOLDER MATTERS

  There is no trading market for the Company's Common Stock. All of the issued and outstanding Common Stock of the Company is owned by the Partnership. The Company has never paid cash dividends on its Common Stock. The Company's ability to pay dividends on its Common Stock is currently restricted by both the Credit Facility and the indenture (the "Indenture") relating to the Company's 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures"). See Note 7 to the financial statements for a description of the Credit Facility and the Indenture.




ITEM 6.  SELECTED FINANCIAL DATA





                                                         YEAR ENDED SEPTEMBER
                                                  30,
                     1994       1993         1992      1991       1990
                                  (IN THOUSANDS OF DOLLARS)
SUMMARY OF OPERATIONS DATA:
Net sales           $234,977    $210,516    $195,739    $188,446   $162,746
Operating income      40,770      29,921      27,656      27,591     31,255
Income from continuing
 operations before
 provision for income
 taxes                20,020       8,134       8,155       6,285      9,253
Income from continuing
 operations           11,420       3,662       3,595       1,810      4,884
Loss from discontinued
 operations                -           -       (553)       (309)      (103)
Income (loss) on
 disposal of discontinued
 operations                -       1,420    (7,014)           -          -
Extraordinary Item -
 Loss from early
 extinguishment of debt    -     (8,892)          -           -          -
Cumulative Effect of Change
  in Accounting Principle  -     (8,500)          -           -          -
Extraordinary Item -
 Utilization of operating
 loss carryforward         -          -           -           -        870
Net income (loss)     11,420    (12,310)     (3,972)       1,501      5,651




                               AS OF SEPTEMBER 30,
                      1994        1993      1992          1991       1990
                                 (IN THOUSANDS OF DOLLARS)
BALANCE SHEET DATA:
Total Assets        $287,933    $260,372    $254,581      $251,918    $250,828
Long-term debt (less current
   maturities)       172,490     164,723     158,638       152,381     158,928








ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (IN 000'S)


RESULTS OF OPERATIONS

   FISCAL 1994 COMPARED TO FISCAL 1993

  Net sales for fiscal 1994 were $234,977, an increase of $24,461, or 12%, from net sales for fiscal 1993 of $210,516. This increase was due to increased sales of carpet backing and construction/civil engineering products offset by a decrease in sales of technical textiles.

  Net sales of carpet backing for fiscal 1994 were $117,791, an increase of $11,385, or 11%, from net sales of $106,406 for fiscal 1993. This was principally due to increased volume of both primary and secondary carpet backing.

  Net sales of construction/civil engineering products were $68,706 for fiscal 1994, an increase of $20,807, or 44%, from net sales of $47,899 for fiscal 1993. This was due to a 20% increase in FibermeshTM sales and an 85% increase in sales of geotextiles and erosion control fabrics.

  Net sales of technical textiles were $48,480 for fiscal 1994, a decrease of $7,731, or 14%, from net sales of $56,211 for fiscal 1993. This decrease was principally due to decreased sales volume of industrial fabrics. The decreased sales volume was due to the phase out of several product lines. The equipment associated with the discontinued product lines was redirected to the additional production of woven geotextiles.

  Gross profit for fiscal 1994 was $82,672, an increase of $14,337, or 21%, from the gross profit of $68,335 for fiscal 1993. As a percentage of net sales, gross profit increased from 33% for fiscal 1993 to 35% in fiscal 1994. The increase in gross profit was due primarily to the increased sales volume, as well as the increased gross margin. Gross margin improved principally as a result of lower average polypropylene cost during fiscal 1994. See "Liquidity and Capital Resources".

  Selling expenses for fiscal 1994 were $21,815, an increase of $2,420, or 13%, over selling expenses of $19,395 for fiscal 1993. The increase in selling expenses was primarily due to the growth in net sales. As a percentage of net sales, selling expenses remained constant at 9% in fiscal 1994. General and administrative expenses for fiscal 1994 were $17,588, an increase of $1,184 over general and administrative expenses of $16,404 for fiscal 1993. As a percentage of net sales, general and administrative expenses remained constant at 8% in fiscal 1994.

  Operating income was $40,770 for fiscal 1994 compared to $29,921 for fiscal 1993. As a percentage of net sales, operating income increased to 17% in fiscal 1994 from 14% in fiscal 1993. The increase in operating income was primarily due to increased gross profit partially offset by higher selling expenses.

  Interest expense for fiscal 1994 was $20,011, a decrease of $843, or 4%, over the $20,854 interest expense for fiscal 1993. This was a result of decreased average borrowings relating to the Credit Facility and the redemption of the Company's $40,000 zero coupon junior debenture at its accreted value ($17,093) during 1993, partially offset by the interest payments made in fiscal 1994 relating to the Debentures.

  Income from continuing operations for fiscal 1994 was $11,420, an increase of $7,758 from the $3,662 of income from continuing operations for fiscal 1993.

  The Company had net income of $11,420 for fiscal 1994, compared to a net loss of $12,310 for fiscal 1993 which included an $8,500 charge for the cumulative effect on prior years of a change in accounting principle for income taxes and an $8,892 charge (net of tax) for losses from early extinguishment of debt.





 FISCAL 1993 COMPARED TO FISCAL 1992

  Net sales for fiscal 1993 were $210,516, an increase of $14,777, or 8%, from net sales for fiscal 1992 of $195,739. This increase was primarily due to increased sales of construction/civil engineering products and technical textiles.

  Net sales of carpet backing for fiscal 1993 were $106,406, a decrease of $1,599, or 2%, from net sales of $108,005 for fiscal 1992. This decline was principally due to lower selling prices of secondary carpet backing.

  Net sales of construction/civil engineering products were $47,899 for fiscal 1993, an increase of $12,949, or 37%, from net sales of $34,950 for fiscal 1992. This increase was primarily due to a greater volume of sales of geotextiles and erosion control fabrics, partially offset by lower selling prices.

  Net sales of technical textiles were $56,211 for fiscal 1993, an increase of $3,427, or 7%, from net sales of $52,784 for fiscal 1992. This increase was principally due to increased sales volume of specialty fabrics.

     Gross profit for fiscal 1993 was $68,335, an increase of $6,286, or 10%, from the gross profit of $62,049 for fiscal 1992. As a percentage of net sales, gross profit increased from 32% for fiscal 1992 to 33% in fiscal 1993. The increase in gross profit was due primarily to the increased sales volume, as well as the increased gross margin. Gross margin improved principally as a result of lower polypropylene cost during fiscal 1993.

  Selling expenses for fiscal 1993 were $19,395, an increase of $3,893, or 25%, over selling expenses of $15,502 for fiscal 1992. The increase in selling expenses was primarily due to the growth in net sales. As a percentage of net sales, selling expenses increased from 8% in fiscal 1992 to 9% in fiscal 1993 primarily due to sales growth of construction/civil engineering products which require proportionally higher selling expenses than the Company's other product lines. General and administrative expenses for fiscal 1993 were $16,404, an increase of $111 over general and administrative expenses of $16,293 for fiscal 1992.

  Operating income was $29,921 for fiscal 1993 compared to $27,656 for fiscal 1992. As a percentage of net sales, operating income remained constant at 14% in both fiscal 1993 and fiscal 1992. The increase in operating income was primarily due to increased gross profit partially offset by higher selling expenses.

  Interest expense for fiscal 1993 was $20,854, an increase of $2,989, or 17%, over the $17,865 interest expense for fiscal 1992. This increase was a result of increased borrowings at an increased interest rate relating to the Debentures.

  Income from continuing operations for fiscal 1993 was $3,662, an increase of $67, from the $3,595 of income from continuing operations for fiscal 1992.

  The Company had a net loss of $12,310 for fiscal 1993, compared to net loss of $3,972 for fiscal 1992, primarily due to the loss on early extinguishment of debt of $8,892 and an $8,500 charge resulting from the adoption of Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes".





LIQUIDITY AND CAPITAL RESOURCES

  Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 1994, 1993 and 1992 were $52,425, $41,051 and $36,937, respectively.
During fiscal 1994, 1993 and 1992, cash provided by operating activities was $23,962, $24,334 and $13,535, respectively. Working capital amounted to $44,114, $42,055 and $33,980 at the end of fiscal 1994, 1993 and 1992, respectively. Cash provided by operating activities has been used to pay down the Company's bank indebtedness and to fund the acquisition of certain capital expenditures. The balance of the capital expenditures were financed through the Company's revolving line of credit.

  On March 15, 1993, the Company and its lenders entered into the amended Credit Facility. Current maturities of long-term debt decreased from $10,000 to $6,000 during 1993 as a result of payments made under the Credit Facility.

  On December 14, 1992, the Company issued $140,000 principal amount of Debentures. Approximately $119,000 of the aggregate net proceeds of $135,000 realized from the Debenture offering were used to retire the entire $110,000 outstanding principal amount of the Company's 11 1/2% debentures due 1999 with a sinking fund beginning 1995 of $22,000 per annum. The remaining net proceeds were utilized to repay a portion of the outstanding indebtedness under the revolving credit loan portion of the predecessor loan facility to the Credit Facility.

  The Company's $40,000 zero coupon junior debenture, scheduled to mature on December 1, 1999, was redeemed on April 22, 1993 at its accreted value ($17,093) with funds drawn under the revolving credit portion of the Credit Facility.

  The Company is a lessee under various noncancellable operating leases and other short-term leases. The minimum lease payments due under existing noncancellable operating leases in fiscal 1995 are $4,1001.

  During fiscal 1994, 1993 and 1992, the Company had capital expenditures of $31,866, $11,759 and $22,102, respectively. Such capital expenditures consist primarily of property, plant and equipment expenditures including in fiscal 1994, the expansion of the Company's nonwoven specialty fabrics manufacturing facility.

  Management believes that cash generated from operations and borrowing under the Credit Facility will be adequate to meet the Company's foreseeable operating needs and planned capital expenditures, as well as satisfy the Company's debt service requirements.

  Historically, the Company's operations have not been significantly affected by inflation.

  The average cost of polypropylene was less in fiscal 1994 than in fiscal 1993; however, costs began to increase during the fourth quarter of fiscal 1994. The Company believes this increase was primarily due to increased demand throughout the polypropylene market coupled with the inadequate expansion of polypropylene manufacturing capacity. The Company expects that polypropylene costs will further increase during fiscal 1995. As a result of the level of competition in the Company's various markets, the Company has only a limited ability to pass on to its customers increases in the price of polypropylene. Increases in the price of polypropylene without offsetting selling price increases could have a significant negative effect on the Company's results of operations and financial condition. As a result of the level of competition, the Company, to date, has been able to pass through only a portion of the polypropylene cost increases through higher selling prices. The Company has not experienced any shortage of supply of polypropylene to date; however, continued increases in demand without offsetting increases in manufacturing capacities could cause the Company to experience supply shortages. Management anticipates additional polypropylene manufacturing facilities will be completed and commence production during calendar 1995 and 1996. Historically, the creation of
additional facilities has helped to relieve supply pressures.   See "Business-
Raw Materials".

ACCOUNTING CHANGES


  In November 1992, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," was issued and is effective for fiscal years beginning after December 15, 1993. Management believes this standard will have no effect on its consolidated financial position or results of operations.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the financial statements, together with the auditors' report thereon, appearing immediately after Part IV, Item 14 hereof.



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS


DIRECTORS OF THE COMPANY

  The Board of Directors of the Company consists of six (6) persons. Directors all serve for terms of one year. Certain information concerning the directors of the Company is set forth below:

                          Date
          Name      Age Appointed Present Occupation

 Jon P. Beckman    54  1987      Vice President - Finance, Chief Financial
                                 Officer, Treasurer and Secretary of the Company

 Leonard Chill     62  1987      President and Chief Executive Officer of the
                                 Company

 Joseph F. Dana    47  1993      Member of the law firm of Watson & Dana

 Lee J. Seidler    59  1993      Private Investor

 William J. Shortt 70  1993      Management Consultant

 Robert L. Voigt   76  1993      Management Consultant



    Jon P. Beckman - Mr. Beckman joined the Company in 1976 and has been Secretary, Treasurer and Vice President - Finance since 1980. From 1969 to 1976, he was employed by Thiokol Corporation in its Fibers Division where he held several positions, including Director of Finance. Mr. Beckman is also the sole director and the controlling stockholder of one of the general partners of Synthetic G.P.

    Leonard Chill - Mr. Chill joined the Company in December 1973 as President. From 1967 until joining the Company, he held a number of positions with Thiokol Corporation in its Fibers Division, including that of General Manager. Mr. Chill has also been a director of Fiberchem, Inc. since July 1989 and of Synthetic Textiles, LTD since March 1993. In addition, Mr. Chill is the sole director and the controlling stockholder of one of the general partners of Synthetic G.P.

    Joseph F. Dana - Mr. Dana has been engaged in the private practice of law for over twenty (20) years and has been a member of the law firm Watson & Dana, LaFayette, Georgia, since its formation in 1978. Mr. Dana has served as general counsel to the Company since 1987.

    Lee J. Seidler - Mr. Seidler retired from Bear Stearns & Co., Inc. in 1989 at which time he was a Senior Managing Director. Mr. Seidler is a director of The Shubert Foundation, The Shubert Organization, and Players International, Inc.

    William J. Shortt - Mr. Shortt retired from Johnson & Johnson in 1989. From 1977 to 1989, he was Director of Government and Trade Relations, Southeast, at Johnson & Johnson. Mr. Shortt has also been a director of Standard Telephone Company, Standard Group Insurance, and First National Bank of Habersham.

    Robert L. Voigt - Mr. Voigt served as a consultant to Dixie Yarns, Inc. from 1985 until his retirement at the end of 1991. Mr. Voigt also served as a director of Dixie Yarns, Inc. from 1981 to 1987.

    There are no family relationships between any of the directors of the Company.


EXECUTIVE OFFICERS OF THE COMPANY

    The names, ages and positions held by the executive officers of the Company are set forth below:

          Name        Age Present Occupation

 Leonard Chill       62  President and Chief Executive Officer

 Jon P. Beckman      54  Vice President - Finance, Chief Financial Officer,
                         Treasurer and Secretary

 Ralph Kenner        50  Vice President - Manufacturing

 William Gardner
  Wright, Jr.        65  Vice President - Marketing and Sales

 W. Wayne Freed      59  Vice President - Market Development

 Robert J. Breyley   65  Vice President - FibermeshTM

 John Michael Long   51  Vice President - Specialty Products Division

 Ted Koerner         45  Vice President - Construction Products Division

 Bobby Callahan      52  Controller


    Except for Messrs. Chill, Beckman, Kenner, Wright, Freed and Long, each of whom has an employment agreement with the Company, executive officers are appointed annually and serve at the discretion of the Board of Directors. See "Renumeration of Directors and Officers Employment Agreements" for a discussion of the terms of each of Messrs. Chill's, Beckman's, Kenner's, Wright's, Freed's and Long's employment with the Company. There are no family relationships between any of the above officers.

    See the immediately preceding section for a description of the employment backgrounds of Messrs. Chill and Beckman.

    Ralph Kenner - Mr. Kenner has been Vice President - Manufacturing since 1984. He joined the Company in 1974 as Director, Industrial Relations and served in that capacity until 1976. In 1976, he was appointed Plant Manager and served in that capacity until 1984. Mr. Kenner is also the sole director and controlling stockholder of one of the general partners of Synthetic G.P.

    William Gardner Wright, Jr. - Mr. Wright has been Vice President - Marketing and Sales since 1983. From 1977 until 1983, he was President of Synca Marketing Corp., a textile sales agency which served as an agent for the Company's primary carpet backing, as well as the products of other manufacturers. Mr. Wright is also a Director of the Trust Company Bank of Northwest Georgia. Mr. Wright is also the sole director and controlling stockholder of one of the general partners of Synthetic G.P.

    W. Wayne Freed - Mr. Freed joined the Company in 1981 and became Vice President - Market Development of the Company in 1987. Prior thereto, he had 22 years experience in the textile industry. Mr. Freed is also the sole director and controlling stockholder of one of the general partners of Synthetic G.P.

    Robert J. Breyley  -  Mr. Breyley joined the Company in 1984 and became
Vice President -FibermeshTM Division in December 1986. Prior thereto, he held a variety of managerial positions with Master Builders, Inc., a leading concrete admixtures supplier. During his last six years with Master Builders, he was Senior Vice President of Sales and Marketing. Mr. Breyley is also a limited partner of Management L.P.

    John Michael Long - Mr. Long was elected Vice President - Specialty Products Division in October 1991. Prior thereto, he held a variety of managerial positions with Spartan Mills, a manufacturer of nonwoven geotextile fabrics. During his last five years at Spartan, he was Vice President and General Manager.

    Ted Koerner - Mr. Koerner joined the Company in 1990 as director of the Construction Products Division. He was named Vice President - Construction Products in 1993. Prior thereto, Mr. Koerner was an Engineer with the Ohio Department of Transportation; Sales Engineer, Product Supervisor and Regional Engineer with Armco Steel Corporation; and Sales Manager with National Seal Corporation.

    Bobby Callahan - Mr. Callahan joined the Company in 1977 and has been Controller since 1980. Prior thereto, he held a variety of financial management positions in the carpet industry. Mr. Callahan is also a limited partner of Management L.P.


ITEM 11.  REMUNERATION OF DIRECTORS AND OFFICERS


COMPENSATION OF DIRECTORS

    Outside directors receive $15,000 per annum for services as a director and $800 per meeting attended. Directors who are members of management do not receive any meeting attendance fees or additional compensation for services as a director or on committees of the Board of Directors. All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors and committee meetings. See "Renumeration of Directors and Officers - Option Plans".




COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain information as to the compensation paid during each of the Company's last three completed fiscal years to (I) the chief executive officer of the Company and (ii) the four most highly compensated executive officers of the Company (other than the chief executive officer).

    Name and           Fiscal Year Ended                         All Other
Principal Position      September 30,   Salary($)    Bonus (1) Compensation($)

Leonard Chill              1994        247,447                     11,458 (2)
Chief Executive Officer    1993        240,240       95,073        11,514
and President              1992        231,000       88,935

Jon P. Beckman             1994        142,845                     10,353 (3)
Vice-President - Finance   1993        138,684       53,737        10,515
                           1992        133,350       50,457

Ralph Kenner               1994        125,973                      7,468 (4)
Vice President -           1993        122,304       49,603         8,514
Manufacturing              1992        117,600       45,738

William Gardner Wright,
 Jr.                       1994        235,664                      4,497 (5)
Vice President -
Marketing and Sales        1993        228,800       74,404          4,549
                           1992        220,500       68,970

Robert J. Breyley          1994        141,720                      5,548 (6)
Vice President -           1993        137,592       46,851         6,748
FibermeshTM Division       1992        132,300       51,000

- ----------
(1) The bonus amounts payable to each of Messrs. Chill, Beckman, Kenner, Wright and Breyley for the fiscal year ended September 30, 1994 was not determinable as at December 1, 1994. See "Incentive Compensation and Bonus Plan."

(2) This amount consist of $5,424 of insurance premiums paid by the Company under a term life insurance policy; $1,537 pertaining to auto allowance; and $4,497 contributed by the Company under the Retirement Plan. In addition, a maximum of $247,477 is payable in the event a "change in control" provision contained in Mr. Chill's employment agreement is triggered. See "Employment Agreements" and "Retirement Plan".

(3) This amount consists of $2,649 of insurance premiums paid by the Company under a term life insurance policy; $3,205 pertaining to auto allowance; and $4,499 contributed by the Company under the Retirement Plan. In addition, a maximum of $142,845 is payable in the event a "change in control" provision contained in Mr. Beckman's employment agreement is triggered. See "Employment Agreements" and "Retirement Plan".

(4) This amount consists of $4,497 contributed by the Company under the Retirement Plan and $2,971 pertaining to auto allowance. In addition, a maximum of $125,973 is payable in the event a "change in control" provision contained in Mr. Kenner's employment agreement is triggered. See "Employment Agreements" and "Retirement Plan".

(5) This amount represents contributins made by the Company under the Retirement Plan. See "Retirement Plan".

(6) This amount represents $1,350 pertaining to auto allowance and $4,198 contributed by the Company under the Retirement Plan. See "Retirement Plan".


EMPLOYMENT AGREEMENTS

     Leonard Chill is employed by the Company pursuant to an employment agreement dated October 1, 1989, as amended, which expires on October 1, 1995. Mr. Chill's current annual salary pursuant to this agreement is $247,447 and is subject to annual review by the Company's Board of Directors. Mr. Chill's employment agreement further provides for the purchase by the Company of a term life insurance policy in the face amount of $1,000,000 and grants Mr. Chill the exclusive right to designate his beneficiary thereunder. In addition, if Mr. Chill is terminated, other than for cause or by reason of permanent and total disability, within 90 days after the consummation of the sale of the Company of all or substantially all of its assets, or the sale by the Partnership of all or substantially all of the capital stock of the Company, Mr. Chill is entitled to receive from the Company his annual base salary for the lesser of twelve months, or the remainder of the term of his employment agreement.

     Jon P. Beckman is employed by the Company pursuant to an employment agreement dated October 1, 1989, as amended, which expires on October 1, 1995. Mr. Beckman's annual salary pursuant to this agreement is $142,845 and is subject to annual review by the Company's Board of Directors. The employment agreement further provides for the purchase by the Company of a term life insurance policy in the face amount of $300,000 and grants Mr. Beckman the exclusive right to designate his beneficiary thereunder. In addition, if Mr. Beckman is terminated other than for cause or by reason of permanent and total disability, within 90 days after the consummation of the sale by the Company of all or substantially all of its assets, or the sale by the Partnership of all or substantially all of the capital stock of the Company, Mr. Beckman is entitled to receive from the Company his annual base salary for the lesser of twelve months, or the remainder of the term of his employment agreement.

     Ralph Kenner is employed by the Company pursuant to an employment agreement dated October 1, 1989, as amended, which expires on October 1, 1995. Mr. Kenner's annual salary pursuant to this agreement is $125,973 and is subject to annual review by the Company's Board of Directors. Mr. Kenner's employment agreement further provides that if Mr. Kenner is terminated other than for cause or by reason of permanent and total disability, within 90 days after the consummation of the sale by the Company of all or substantially all of its assets, or the sale by the Partnership of all or substantially all of the capital stock of the Company, Mr. Kenner is entitled to receive from the Company his annual base salary for the lesser of twelve months, or the remainder of the term of his employment agreement.

     W. Gardner Wright is employed by the Company pursuant to an employment agreement dated July 1, 1993, which expires on October 1, 1995. Mr. Wright's annual salary pursuant to this agreement is $235,664 and is subject to annual review by the Company's Board of Directors. Mr. Wright's employment agreement further provides that if Mr. Wright is terminated other than for cause or by reason of permanent and total disability, within ninety (90) days after the consummation of the sale by the Company of all or substantially all of its assets, or the sale by the Partnership of all or substantially all of the capital stock of the Company, Mr. Wright is entitled to receive from the Company his annual base salary for the lesser of twelve (12) months, or the remainder of the term of his employment agreement.

     W. Wayne Freed is employed by the Company pursuant to an employment agreement dated July 1, 1993, which expires on October 1, 1995. Mr. Freed's annual salary pursuant to this agreement is $128,544 and is subject to annual review by the Company's Board of Directors. Mr. Freed's employment agreement further provides that if Mr. Freed is terminated other than for cause or by reason of permanent and total disability, within ninety (90) days after the consummation of the sale by the Company of all or substantially all of its assets, or the sale by the Partnership of all or substantially all of the capital stock of the Company, Mr. Freed is entitled to receive from the Company his annual base salary for the lesser of twelve (12) months, or the remainder of the term of his employment agreement.

     John Michael Long is employed by the Company pursuant to an employment agreement dated September 2, 1991, as amended, which expires on September 2, 1997. Mr. Long's annual salary pursuant to this agreement is $139,256 and is subject to annual review by the Company's Board of Directors.

INCENTIVE COMPENSATION AND BONUS PLANS

    The Company has adopted for fiscal 1995 incentive plans for each of its divisions similar to those in effect during fiscal 1994, 1993 and 1992. Each provides for the payment of bonuses to certain key employees if the particular division achieves at least a designated minimum amount of operating profit for the fiscal year.

RETIREMENT PLAN

    The Company has established a retirement plan (the "Retirement Plan") under
Section 401(k) of the Internal Revenue Code of 1986, as amended, effective October 1, 1986. Employees who have completed at least one year of service with the Company qualify for participation in the Retirement Plan. A participant may contribute an amount ranging from one percent (1%) to twenty percent (20%) of his or her annual compensation not to exceed $150,000, which contribution in no event may exceed a limit set annually by the Internal Revenue Service ($9,240 in 1994). All participant contributions, together with earnings thereon, are fully vested. The Company may, but is not required to, contribute to the Retirement Plan a portion of its net profits as determined by its Board of Directors. Employer contributions vest over three to seven years. The Company currently makes matching contributions of $0.50 for each dollar contributed to the Retirement Plan by a participant up to a maximum of three percent (3%) of such participant's annual compensation. The account balance of a participant is paid to the participant or his beneficiary, beginning with the participant's retirement or separation from service, in a lump sum, or installments over the life expectancy of the participant, as selected by the participant.

OPTION PLANS

    Directors Plan.

    The Company's 1994 Stock Option Plan for Non-Employee Directors (the "Directors Plan") was adopted by the Board of Directors upon the recommendation of a special committee consisting of Messrs. Beckman and Chill and approved by the Company's sole stockholder during the fourth quarter of fiscal 1994. On August 4, 1994, Messrs. Dana, Seidler, Shortt and Voigt were granted non-qualified stock options (the "Directors Options") under the Directors Plan to purchase 0.24975, 0.4995, 0.1665 and 0.1665 shares of Common Stock, respectively. At the time the Directors Options were granted, the Company had (and continued to have as at December 1, 1994) 49.95 shares of Common Stock outstanding. The Directors Plan does not provide for any further grants of options thereunder.

    The purchase price of the shares of Common Stock subject to the Directors Options was determined by reference to the fair market value of the Common Stock, as determined by the DP Committee (as defined below), at the time Messrs. Dana, Seidler, Shortt and Voigt became members of the Board of Directors. As at December 1, 1994, 50% of the number of shares of Common Stock subject to each Director Option had vested and become exercisable. An additional 25% of the shares of Common Stock subject to each Director Option will vest and become exercisable on each of October 1, 1995 and 1996. Under the Directors Plan, the DP Committee has the right to accelerate, in whole or in part, from time to time, conditionally or unconditionally, the vesting and/or right to exercise any Director Option if it determines that (i) such acceleration would be appropriate in order to preserve the rights and intended benefits of such Director Option, or (ii) such acceleration would be in the best interests of the Company. The term of each Director's Option is ten years from date of grant.

    During the lifetime of an optionee, his Director Option may be exercised only by him. An optionee may not transfer his Director Option other than by will; the laws of descent and distribution; or to his children, grandchildren or wife, or to one or more trusts for the benefit of such family members or partnerships in which such family members are the only partners, provided that
(i) the optionee does not receive any consideration for such transfer, and (ii) the transferee of such Director Option remains subject to all the terms and conditions that were applicable to such Director Option immediately prior to such transfer.

    In the event any optionee dies while he is a member of the Board of Directors; becomes disabled (within the meaning of the Directors Plan); retires from the Board of Directors; or resigns from, or otherwise ceases to be a member of, the Board of Directors ("Disassociation"), the Director Option held by such optionee, to the extent exercisable on the date of his death, disablement, retirement, resignation or Disassociation, shall remain exercisable by him or his legatee or legatees under his will, or by his personal representative or distributees, (i) in the event of retirement, resignation or Disassociation for a period of three (3) years following the date of retirement, resignation or Disassociation and (ii) in the event of disability or death for a period of two
(2) years following the date of disability or death, but in no event beyond the term of such Director Option.

    The Directors Plan is administered by a committee (the "DP Committee") whose members are Messrs. Beckman and Chill. As Company employees, Messrs. Beckman and Chill are not eligible to participate in the Directors Plan. In the event that the outstanding shares of Common Stock are changed by reason of reorganization, merger, consolidation, recapitalization, reclassification, stock split, combination or exchange of shares and the like, or dividends payable in Common Stock, an appropriate adjustment shall be made by the DP Committee in the aggregate number of shares of Common Stock available under the Directors Plan and in the number of shares and price per share subject to outstanding Director Options. In the event that (i) the Company shall be reorganized or (ii) substantially all or all of the assets of the Company shall be sold or exchanged an optionee shall be entitled to receive, upon the exercise of his Director Option, the same number and kind of shares of Common Stock or the same amount of property, cash or securities as he would have been entitled to receive upon the occurrence of any such corporate event as if he had been, immediately prior to such event, the holder of the number of shares of Common Stock covered by his Director Option.

    Management Plan.

     The Company's 1994 Stock Option Plan (the "Management Plan") was adopted by the Board of Directors upon the recommendation of a special committee consisting of Messrs. Seidler, Shortt and Voigt and approved by the Company's sole stockholder during the fourth quarter of fiscal 1994. Under the Management Plan, incentive stock options ("ISOs"), as provided in Section 422A of the Internal Revenue Code, and non-qualified stock options may be granted to any full-time employee of the Company or its subsidiaries. The maximum aggregate number of shares of Common Stock that may be issued under the Management Plan is
4.24575. At the time the Management Plan was adopted, the Company had (and continued to have as at December 1, 1994) 49.95 shares of Common Stock outstanding. On December 9, 1994, options to purchase an aggregate of 2.736225 shares of Common Stock were granted under the Management Plan. Of such amount, Messrs. Chill, Beckman, Wright, Freed, Kenner and Breyley were granted options to purchase 0.953913, 0.351442, 0.288684, 0.288684, 0.288684 and 0.083677 shares of Common Stock, respectively. Options may not be granted under the Management Plan after August 28, 2004.

    The Management Plan provides for administration by a committee (the "Committee") whose members are Messrs. Dana, Seidler, Shortt and Voigt. Subject to the express provisions of the Management Plan, the Committee has the discretion and authority to determine to whom from among the eligible employees an option may be granted, the time or times at which each option may be exercised, the number of shares of Common Stock subject to each option and the terms and conditions of each stock option agreement issued pursuant to the Management Plan; provided, however, that shares of Common Stock subject to any such agreement shall vest and become exercisable at a minimum rate of 25% per year over a four-year period. Under the Management Plan, the Committee has the fight to accelerate, in whole or in part, from time to time, conditionally or unconditionally, the vesting and/or right to exercise any option if it determines that (i) such acceleration would be appropriate in order to preserve the rights and intended benefits of such option, or (ii) such acceleration would be in the best interests of the Company.

    In the event that the outstanding shares of Common Stock are changed by reason of reorganization, merger, consolidation, recapitalization, reclassification, stock split, combination or exchange of shares and the like, or dividends payable in Common Stock, an appropriate adjustment shall be made by the Committee in the aggregate number of shares of Common Stock available under the Management Plan and in the number of shares and price per share subject to outstanding options. In the event that (i) the Company shall be reorganized or
(ii) substantially all or all of the assets of the Company shall be sold or exchanged an optionee shall be entitled to receive, upon the exercise of his option, the same number and kind of shares of Common Stock or the same amount of property, cash or securities as he would have been entitled to receive upon the occurrence of any such corporate event as if he had been, immediately prior to such event, the holder of the number of shares of Common Stock covered by his option.

    The purchase price of the shares of Common Stock subject to options under the Management Plan must be no less than the fair market value of the Common Stock at the date of grant, as determined by the Committee; provided, however, that the purchase price of shares of Common Stock subject to ISOs granted to any optionee who owns shares possessing more than 10% of the combined voting power of the Company or any parent or subsidiary of the Company ("Ten Percent Stockholder") must not be less than 110% of the fair market value of the Common Stock at the date of the grant. The maximum term of an option may not exceed ten years from the date of grant, except with respect to ISOs granted to Ten Percent Shareholders which must expire within five years of the date of grant.

    During the lifetime of an optionee, his option may be exercised only by him. An optionee may not transfer his option other than by will or the laws of descent and distribution. The Committee, in its sole and absolute discretion, may further provide that non-qualified stock options may be transferred by an optionee to his children, grandchildren or wife, or to one or more trusts for the benefit of such family members or partnerships in which such family members are the only partners, provided that (i) the optionee does not receive any consideration for such transfer, and (ii) the transferee of such option remains subject to all the terms and conditions that were applicable to such option immediately prior to such transfer.

    In the event any optionee dies while he is an employee of the Company; becomes disabled (within the meaning of the Management Plan); or retires with the approval of the Company, the option held by him, to the extent exercisable on the date of his death, disablement or retirement shall remain exercisable by him or his legatee or legatees under his will, or by his personal representative or distributees, (i) in the event of retirement for a period of three (3) years following the date of retirement, and (ii) in the event of disability or death for a period of two (2) years following the date of disability or death, but in no event beyond the term of such option. In the event of any other termination of an optionee's employment, the option held by him, to the extent exercisable on the date of termination, shall remain exercisable for a period of three months following the date of termination unless the Committee, in its sole and absolute discretion, provides for a longer period in the stock option agreement covering such option, but in no event beyond the term of such option.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
      BENEFICIAL OWNERS AND MANAGEMENT

    As at December 1, 1994, all of the issued and outstanding capital stock of the Company was owned by the Partnership. See "Renumeration of Directors and Officers - Option Plans". Management L.P. is the sole general partner of the Partnership. Synthetic G.P. is the sole general partner of Management L.P. By virtue of these relationships, Synthetic G.P. controls the management and affairs of the Partnership.

    The general partners of Synthetic G.P. are the following Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc. and Wright Investments, Inc. Each of Messrs., Chill, Beckman, Freed, Kenner and Wright is the sole director and the controlling stockholder of one of Synthetic G.P.'s general partners. For further information concerning Messrs. Chill, Beckman, Freed, Kenner and Wright, see "Directors and Executive Officers."

    The address of the Partnership is 309 LaFayette Road, Chickamauga, Georgia 30707.



ITEM 13.  CERTAIN RELATIONSHIPS
      AND RELATED TRANSACTIONS

    During fiscal 1994, the Company paid legal fees totaling approximately $75,000 to the law firm of Watson & Dana located in LaFayette, Georgia. Mr. Dana, a director of the Company, is a member of Watson & Dana.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
      AND REPORTS ON FORM 8-K


(a)  Index to Consolidated Financial Statements:

                                                  Page No. of
                                             Financial Statement
   (1) Financial Statements:

      Independent Auditors' Report                    F-1
      Consolidated Balance Sheets                     F-2
      Consolidated Statements of Operations           F-3
      Consolidated Statements of Changes in
         Stockholder's Equity                         F-4
      Consolidated Statements of Cash Flows           F-5
      Notes to Consolidated Financial Statements      F-6

   (2)  Financial Statement Schedules:

      Property, Plant and Equipment (Schedule V)      F-17
      Accumulated Depreciation of Property, Plant
         and Equipment (Schedule VI)                  F-18
      Valuation and Qualifying Accounts
        (Schedule VIII)                               F-19
      Supplementary Statement of Operations
         Information (Schedule X)                     F-20


(b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended September 30,1994.

(c)   Exhibits:  See exhibit index on following page.

(d)   No additional financial statements are required to be filed.


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, by Registrants Which Have Not Registered Securities Pursuant to Section 12 thereunder.

      No annual reports or proxy materials have been sent to the sole stockholder of the Company or to the holders of the Debentures..

EXHIBIT INDEX


Location in
Sequential
Page Numbering
System

            The following are the Exhibits as required by Item 14 (c).

      *    2.1  Acquisition Agreement dated November 21, 1986 between
            Synthetic Industries, Inc., Synthetic Industries Limited, Polyweave Corporation, the shareholders of Synthetic Industries, Inc., Synthetic Industries Limited and S.I. Holding Inc. including exhibits thereto.

      *    2.2  Plan and Agreement of Merger dated December 4, 1986.

      **   2.3 Asset Purchase Agreement dated October 12, 1990 between
            Synthetic Industries, Inc. and Chicopee.

      **   3.1 Certificate of Incorporation of Synthetic Industries, Inc.
            (including all amendments to date) filed with the Secretary of the State of Delaware.

      **   3.2  Amended and Restated By-Laws of Synthetic Industries, Inc.
            (including all amendments to date).

      **** 4.1  Form of Indenture between Synthetic Industries, Inc. and
            United States Trust Company of New York, Trustee, in respect to the 12 3/4% Senior Subordinated Debentures due 2002.

      **** 10.1  Second Amended and Restated Revolving Credit and Security
            Agreement dated as of March 15, 1993 among Synthetic Industries, Inc., The First National Bank of Boston and other Lenders listed on
            Schedule I thereto, and The First National Bank of Boston, as agent on behalf of the Lenders.

      **   10.2  U.S. Patent No. 4,867,614, Reinforced Soil and Method (Exp.
            December 13, 2003).

      ** 10.3 U.S. Patent No. 4,790,691, Fiber Reinforced Soil and Method (Exp. December 13, 2003).

      **   10.4  U.S. Patent No. 5,007,766, Shaped Barrier for Erosion Control
            and Sediment Collection (Exp. April 16, 2008).

           10.5  Fiscal 1994 Management Incentive Bonus Plan.

      * 10.6 Lease agreement dated November 22, 1971 between Murray Sobel and Synthetic Industries, Inc. (including all amendments to date).

      * 10.7 Lease agreement dated February 13, 1969, between Murray Sobel and wife, Marcela S. Sobel, and Joseph F. Decosimo, Frank M. Thompson and Murray Sobel, Trustees and Synthetic Industries, Inc. (including all amendments to date).

      **   10.8  Lease agreement dated December 17, 1990 between Chicopee and
            Synthetic Industries, Inc.

      **   10.9  Lease agreement dated January 17, 1991 between Herchel L.
            Webster and Allie Ree Webster and Synthetic Industries, Inc. (the "Lumite Lease").

  ******  10.10  Amendment to the Lumite Lease dated October 1, 1992.

      **   10.11  Consulting Agreement dated July 23, 1991 between Texpro
            Limitada y Cia S.C.A. and Synthetic Industries, Limited.

      **   10.12  Employment Agreement dated October 27, 1989 between Leonard
            Chill and Synthetic Industries, Inc. (including all amendments to date).

      **   10.13  Employment Agreement dated October 27, 1989 between Jon P.
            Beckman and Synthetic Industries, Inc. (including all amendments to date).

      **   10.14  Employment Agreement dated October 27, 1989 between Ralph A.
            Kenner, Jr. and Synthetic Industries, Inc. (including all amendments to date).

      **   10.15  Employment Agreement dated September 2, 1991 between John M.
            Long and Synthetic Industries, Inc.

      ** + 10.16  Supply Contract between Eastman Chemical Products, Inc. and
            Synthetic Industries, Inc. dated December 13, 1991.

      ** + 10.17  Supply Contract between Shell Chemical Company and Synthetic
            Industries, Inc. dated March 5, 1992.

      ** + 10.18  Supply Contract between Fina Oil and Chemical Company dated
            May 3, 1990.

      **   10.19  Agreement dated February 18, 1986 between Leonard Chill and
            Synthetic Industries, Inc.

      **   10.20 Agreement dated February 18, 1986 between Richard E. Hingson and Synthetic Industries, Inc.

      **   10.21  Agreement dated February 18, 1986 between Ralph A. Kenner and Synthetic Industries, Inc.

      **   10.22  Agreement dated February 18, 1986 between Blake M. Putnam and Synthetic Industries, Inc.

      **   10.23 Agreement dated February 18, 1986 between Richard H. Schuler and Synthetic Industries, Inc.

      **   10.24 Agreement dated February 18, 1986 between Gardner Wright, Jr.
            and Synthetic Industries, Inc.

      **   10.25  Agreement dated September 2, 1991 between John M. Long and
            Synthetic Industries, Inc.

      **   10.26  Agreement dated July 16, 1990 between Charles T. Koerner and
            Synthetic Industries, Inc.

      **   10.27  Agreement dated November 28, 1990 between Edwin M. Wood and
            Synthetic Industries, Inc.

      **   10.28  Agreement dated September 1, 1984 between Robert J. Breyley,
            Sr. and Fibermesh Company.

      ***  10.29  Employment Agreement dated July 1, 1993 between W. Gardner
            Wright, Jr. and Synthetic Industries, Inc.

      *** 10.30 Employment Agreement dated July 1, 1993 between W. Wayne Freed and Synthetic Industries, Inc.

            10.31  1994 Stock Option Plan for Non-Employee Directors

            10.32  1994 Stock Option Plan

      **   21.  List of Subsidiaries of Synthetic Industries, Inc.




- --------------
* Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-11479) as filed with the Securities and Exchange Commission on January 23, 1987 and incorporated herein by reference.

** Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-51206) as filed with the Securities and Exchange Commission on August 24, 1992 and incorporated herein by reference.

*** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.

**** Filed as an exhibit to the Company's Amendment No. 3 to the Registration on Form S-1 (33-51206) as filed with the Securities and Exchange Commission on December 4, 1992 and incorporated herein by reference.

***** Filed as an exhibit to the Partnership's Registration Statement on Form
      10 (0-21548) as filed with the Securities and Exchange Commission on April 16, 1993 and incorporated herein by reference.

******Filed as an exhibit to the Partnership's Amendment No. 1 to the Registration Statement on Form 10 (0-21548) as filed with the Securities and Exchange Commission on August 10, 1993 and incorporated herein by reference.

 + Pursuant to an order dated October 19, 1992, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit under Rule 406 of the Securities Act of 1933, as amended.












INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Synthetic Industries, Inc.
Chickamauga, Georgia


We have audited the accompanying consolidated balance sheets of Synthetic Industries, Inc. (a wholly owned subsidiary of Synthetic Industries, L.P.) and its subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synthetic Industries, Inc. and subsidiaries at September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes during the year ended September 30, 1993.



November 22, 1994

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)

                                                  SEPTEMBER 30,
         ASSETS                                  1994           1993

CURRENT ASSETS:
  Cash                                         $     117        $   253
  Accounts receivable, less allowance for
    doubtful accounts of $1,201 and $1,090        39,094         36,465
  Inventory (Note 3)                              32,520         25,265
  Other current assets (Note 4)                   10,859         11,949

      TOTAL CURRENT ASSETS                        82,590         73,932

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)      115,050         92,602

DEFERRED FINANCING AND ORGANIZATION COSTS,
  net of accumulated amortization of $4,788
   and $4,049                                      7,246          8,252


EXCESS OF PURCHASE PRICE OVER NET ASSETS
    ACQUIRED AND OTHER INTANGIBLES (Note 6)       83,047         85,586

                                                $287,933       $260,372

          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $18,767       $ 13,411
  Accrued expenses and other current
    liabilities                                    6,944          6,411
  Income taxes payable (Note 11)                     482             -
  Interest payable                                 6,247          6,023
  Current maturities of long-term
    debt (Note 7)                                  6,036          6,032

         TOTAL CURRENT LIABILITIES                38,476         31,877


LONG-TERM DEBT (Note 7)                          172,490        164,723

DEFERRED INCOME TAXES (Note 11)                   21,150         19,349

                                                 232,116        215,949

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDER'S EQUITY:
  Common stock, $1 par value:
    Authorized, issued and outstanding 49.95 shares    -              -
  Additional paid-in capital                      69,300         69,300
  Cumulative translation adjustments                  26             52
  Deficit                                       (13,509)       (24,929)

      TOTAL STOCKHOLDER'S EQUITY                  55,817         44,423

                                                $287,933       $260,372

                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)



                                                 YEAR ENDED SEPTEMBER 30,
                                          1994          1993         1992

Net Sales                               $ 234,977     $210,516     $195,739
Costs and expenses:
  Cost of sales                           152,305      142,181      133,690
  Selling expenses                         21,815       19,395       15,502
  General and administrative expenses      17,588       16,404       16,293
  Amortization of excess of purchase
      price over net assets acquired
      and other intangibles                 2,499        2,615        2,598

                                          194,207      180,595      168,083

      Operating income                     40,770       29,921       27,656

Other expenses:
  Interest expense                         20,011       20,854       17,865
  Amortization of deferred financing
    and organization costs                    739          933        1,636

                                           20,750       21,787       19,501
Income from continuing operations before
    provision for income taxes             20,020        8,134        8,155

Provision for income taxes
    (Note 11)                               8,600        4,472        4,560

Income from continuing operations          11,420        3,662        3,595

Discontinued Operations (Note 12):
    Loss from discontinued operations
         (no tax effect - Note 11)              -           -         (553)
    Reversal of provision for (disposal of)
         discontinued operations, [net of
         tax provision (benefit) of $800
         and ($3,276)]                          -        1,420      (7,014)

Income (loss) before extraordinary item
    and cumulative effect of change in
    accounting principle                        -        5,082      (3,972)

Extraordinary item - Loss from early
     extinguishment of debt (net of
     tax benefit of $5,392) (Note 8)            -       (8,892)          -

Cumulative effect on prior years of
     change in accounting principle
     for income taxes                             -     (8,500)          -

NET INCOME (LOSS)                         $ 11,420    $(12,310)    $ (3,972)






                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                            (IN THOUSANDS OF DOLLARS)




                                     ADDITIONAL    CUMULATIVE
                                COMMONPAID-IN   TRANSLATION
                              STOCK   CAPITALADJUSTMENTS DEFICIT  TOTAL


Balance, October 1, 1991           -    69,300     2,185   (8,647)    62,838

Net loss                           -       -         -     (3,972)   (3,972)

Foreign currency translation       -       -     (2,166)       -     (2,166)

Balance, September 30, 1992        -    69,300        19  (12,619)    56,700

Net loss                           -       -          -   (12,310)  (12,310)

Foreign currency translation       -       -          33       -          33

Balance, September 30, 1993        -    69,300        52  (24,929)    44,423

Net income                         -       -         -      11,420    11,420

Foreign currency translation       -       -        (26)        -       (26)

Balance, September 30, 1994    $   -  $ 69,300  $     26$ (13,509)  $ 55,817























                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                               Year ended September 30,
                                                1994       1993  1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) before extraordinary item
      and cumulative effect of change in
      accounting principle                $  11,420      $  5,082 $  (3,972)

  Adjustments to reconcile net income (loss)
       to net cash provided by operations:
  (Reversal of) provision for loss on
      disposal of discontinued
      operations (net of tax)                     -        (1,420)     7,014
  Depreciation                                9,152         8,515      6,683
  Amortization of intangibles, deferred
      financing and organizational costs      3,238         3,558     4,295
  Deferred income taxes                       3,830         5,489    (1,018)
  Provision for bad debts                       217           383       720
  Loss on disposal of equipment                 266           751         -
  Accrued interest on junior subordinated
      debentures                                  -         1,190     1,922
  Change in assets and liabilities,
      net of disposition:
  Increase in accounts receivable           (2,861)        (5,335)     (328)
  (Increase) decrease in inventory          (7,255)         1,758    (5,114)
  (Increase) in other assets                  (632)          (647)   (1,140)
  Increase (decrease) in accounts
      payable                                 5,348        (1,700)    5,110
  Increase (decrease) in accrued expenses
      and other current liabilities             533         1,949      (656)
  Increase (decrease) in income taxes
      payable                                   482          (356)      (20)
  Decrease in net liabilities of
      discontinued operations                     -          (640)        -
  Increase in interest payable                  224         5,757         39
     Cash provided by operating
           activities                        23,962        24,334     13,535

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
      equipment                             (31,866)      (11,759)   (22,102)
         Cash used in investing
            activities                      (31,866)      (11,759)   (22,102)

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan                      -        30,000      7,069
  Repayments under term loan                 (6,000)      (19,303)    (9,373)
  Issuance of 12_% Senior
      subordinated debentures                     -       140,000         -
  Redemption of 11 1/2% Senior
      subordinated debentures                      -     (116,344)         -
  Repayment costs on early
      extinguishment of debt                      -         (720)         -
  Repayment of Junior Subordinated
      Debenture                                   -      (17,093)         -
  Net borrowing (repayment) under
      revolving credit line                  13,802      (23,298)     10,833
  Repayments of other long term debt           (31)          (28)       (24)
  Deferred Finance Costs                          -       (5,784)          -
      Cash provided by (used in)
           financing activities               7,771      (12,570)      8,505
       Effect of exchange rate changes
            on cash                             (3)           (1)        (1)
NET (DECREASE) INCREASE  IN CASH              (136)             4       (63)
CASH AT BEGINNING OF PERIOD                     253           249        312
CASH AT END OF PERIOD                      $    117      $    253   $    249

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                 $ 19,787      $ 14,913   $ 15,843
  Income taxes                               3,901            -        2,276

See Notes to Consolidated Financial Statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)


1.ORGANIZATION

  The Company, a wholly owned subsidiary of Synthetic Industries L.P., a Delaware limited partnership (the "Partnership"), manufactures and markets a variety of polypropylene based technical textiles. These include primary and secondary carpet backing, construction/civil engineering products and technical textiles.



2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

  FOREIGN CURRENCY TRANSLATION

  The assets and liabilities of foreign subsidiaries are translated at the fiscal year-end rates of exchange, and the results of operations are translated at the average rates of exchange for the years presented. Gains or losses resulting from translating foreign currency financial statements are accumulated in the cumulative translation adjustments account in the stockholder's equity section of the accompanying consolidated balance sheets.

  INVENTORY

  Inventory is stated at the lower of cost, determined using the first-in, first-out method, or market.

  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method based on estimated useful lives, as follows:

                   Building and improvements      25 years
                   Machinery and equipment        14 years

  Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease. Expenses for repairs, maintenance and renewals are charged to operations as incurred. Expenditures which improve an asset or extend its useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in income.

  The Company capitalized interest costs as part of the cost of constructing major facilities and equipment. Interest costs of $729, $283 and $315 were capitalized in 1994, 1993 and 1992, respectively.

  INCOME TAXES

  Effective October 1, 1992, the Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The Company provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. For years prior to fiscal 1993, amounts provided for income taxes were based on income reported for financial statement purposes pursuant to Accounting Principles Board Opinion No. 11.

  The effect of adopting SFAS No. 109 in fiscal 1993 was to decrease net income by approximately $8,440, reflecting a decrease in income tax expense of $60 and an $8,500 charge for the cumulative effect of adoption.

  DEFERRED FINANCING AND INTANGIBLE ASSETS

  Deferred financing costs are amortized over a period of 5 to 12 years. Intangible assets consist of a trademark and patent on FibermeshTM which are amortized on a straight-line basis over 40 and 5 years, respectively.

  EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

  The excess of purchase price over net assets acquired is amortized on a straight-line basis over a period of 40 years. Excess of purchase price over net assets acquired is assessed for recoverability on a regular basis. In evaluating the value and future benefits of goodwill, its carrying value would be reduced by the excess, if any, of the balance over Management's best estimate of undiscounted future operating income before amortization of the related intangible assets over the remaining amortization period.

  EARNINGS PER SHARE INFORMATION

  The Company is owned by one stockholder. As such, earnings per share information is not considered relevant and is not presented in the consolidated financial statements or notes thereto.

  RECLASSIFICATION OF PRIOR FINANCIAL STATEMENTS

  Certain reclassifications have been made to previous years' financial statements to conform with 1994 classifications.


3.INVENTORY
                                        September 30,
                                     1994     1993

         Finished goods          $ 20,580      $ 15,856
         Work in process            5,263         4,715
         Raw materials              6,677         4,694
                                  $32,520       $25,265


4.OTHER CURRENT ASSETS
                                      September 30,
                                    1994         1993

         Prepaid supplies        $  6,416      $  4,905
         Deferred income tax
            benefits                3,085         5,114
         Income tax receivable        550           747
         Other                        808         1,183

                                  $10,859       $11,949


5.PROPERTY, PLANT AND EQUIPMENT

                                        September 30,
                                    1994        1993

         Land                    $  3,061      $  2,929
         Buildings and
          improvements             21,183        18,429
         Machinery and equipment
          and leasehold
          improvements            141,332       112,802

                                  165,576       134,160
          Accumulated
           depreciation            50,526        41,558

                                 $115,050       $92,602




6.EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED AND OTHER INTANGIBLES

                                      September 30,
                                     1994        1993

         Excess of purchase price
            over net assets
            acquired              $99,818       $99,818
         Intangible assets          4,485         4,525

                                  104,303       104,343
        Accumulated amortization   21,256        18,757
                                 $ 83,047      $ 85,586


The excess of purchase price over net assets acquired arose from the purchase of the Company's Common Stock by the Partnership in 1986.






7.LONG-TERM DEBT

Long-term debt consists of the following at September 30:
                                               1994          1993
    Secured revolving credit facility:
      Secured revolving credit portion       $ 16,129         $2,327
      Term loan portion                        21,000         27,000
    12 3/4% Senior subordinated debentures    140,000        140,000
    Other                                       1,397          1,428
                                              178,526        170,755
    Less current portion                        6,036          6,032
    Total long-term portion                  $172,490       $164,723



  A.THE SECURED REVOLVING CREDIT FACILITY

     On March 15, 1993, the Company and its lenders entered into a Second Amended and Restated Revolving Credit Agreement (the "Amended Credit Facility"). Under the term portion of the Amended Credit Facility (the "Term Loan"), the Company borrowed $30,000, payable over a 60-month period which began on April 1, 1993, in equal installments of $500, plus interest, calculated at a rate equal to the bank's base rate (7.5% at September 30,1994) plus 1 1/2%. The Amended Credit Facility will terminate on March 8, 1998.

     The revolving credit loan portion of the Amended Credit Facility (the "Revolver") provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. The maximum amount available for borrowing under the Revolver is $30,000. At September 30,1994, the Company had $13,208 available under the Revolver. Interest on borrowings is at the bank's base rate (7.5% at September 30,1994) plus 1 1/4%.

     The Company may, at its option and with certain restrictions, convert a portion of its advances under the Term Loan or Revolver to Eurodollar borrowings. At September 30, 1994, the Company has converted $20,500 of the Term Loan into Eurodollar borrowings. Interest on Eurodollar borrowings is calculated based on the Interbank Eurodollar rate (5.125% at September 30, 1994) plus 3% or 2 3/4% for Term Loan or Revolver advances, respectively.

     The Amended Credit Facility provides for borrowings under letters of credit of up to $3,000, which borrowings reduce amounts otherwise available under the Revolver. The Company is required to pay a .375% fee on the unused portion of the commitment and an agency fee of $150 per annum. In connection therewith, for the Amended Credit Facility, costs of approximately $550, consisting of bank and legal fees and other related expenses, were deferred during fiscal 1993.

     The Amended Credit Facility is collaterialized by substantially all of the Company's assets and contains covenants related to the maintenance of certain operating and working capital levels and limitations as to the amount of capital expenditures.

     The Company's ability to pay dividends on its Common Stock is restricted by both the Amended Credit Facility and the indenture relating to the Debentures discussed below.


  B.SENIOR SUBORDINATED DEBENTURES

     On December 14, 1992, the Company issued $140,000 of 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures"), which represent unsecured obligations of the Company. The Debentures are redeemable at the option of the Company at any time on or after December 1, 1997, initially at 106.375% of their amount, together with accrued interest, with declining redemption prices thereafter. Interest on the Debentures is payable semi-annually on June 1 and December 1.

     The fair value of the Company's Debentures is estimated based on quoted market prices for the Debentures in the over-the-counter market. The estimated fair value of the Debentures at September 30, 1994 is 101.0% of their face amount or $141,000.

     The scheduled maturities of long-term debt are as follows:

         1995                             $6,036
         1996                              6,040
         1997                              6,045
         1998                             19,179
         1999                                 56
         Thereafter                      141,170

                                        $178,526


8.EXTINGUISHMENT OF DEBT

     On January 13, 1993, the Company's 11 1/2% Senior Subordinated Debentures, due 1999 (the "Old Debentures"), with a principal amount of $110,000, were redeemed at 105.11% of the principal amount thereof. The principal amount and related unamortized Old Debenture issuance costs were removed from the balance sheet at December 31, 1992 resulting in an extraordinary loss of $8,076 comprised of the following:

         Call premium                      $5,621
         Unamortized deferred
           financing costs                  6,071
         Unamortized discount                 611
         Interest on defeasance               723
         Tax benefit                       (4,950)
           Loss on early debt retirement   $8,076

     On April 22, 1993, the Company redeemed the $40,000 maturity value zero coupon junior subordinated debenture (the "Junior Debenture") issued to Integrated Resources, Inc. ("IRI") which was scheduled to mature on December 1, 1999, for $17,488. A final payment fee of $395 to terminate a consulting arrangement was made to IRI and is included in the extraordinary loss on early retirement of debt (net of $119 tax benefit).

     In connection with the Amended Credit Facility, deferred financing fees and prepayment costs associated with the prior credit facility were written off during fiscal 1993, resulting in an extraordinary loss on the early extinguishment of debt of approximately $540, comprised of the following:


         Prepayment costs                    $325
         Unamortized deferred financing
          costs                               538
         Tax benefit                         (323)

         Loss on early debt retirement       $540


9.COMMITMENTS AND CONTINGENCIES

  A.LEASE COMMITMENTS


     The Company leases certain factory and warehouse buildings and equipment under long-term operating leases expiring through 2009. Future minimum lease payments under noncancellable operating leases at September 30, 1994 are as follows:

                                       Operating
         Year                             leases

         1995                             $4,100
         1996                              3,635
         1997                              2,173
         1998                                929
         1999                                795
         Thereafter                        1,608

         Total                           $13,240


     Total rental expense for the above operating leases and other short-term leases for the years ended September 30, 1994, 1993 and 1992 was $4,684, $4,340 and $3,558, respectively.





  B.CAPITAL EXPENDITURES

     The Company has commitments for capital expenditures relating to plant expansions in the amount of $864 at September 30, 1994.

  C.CONTINGENCIES

     The Company is a party to litigation arising out of its normal business operations. The litigation primarily involves claims for personal injury, property damage, breach of contract and employee relations. The Company believes it has meritorious defenses to these suits and believes these claims do not involve a risk of material loss to the Company or are adequately covered by insurance.



10.  CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMER

  Most of the Company's carpet backing sales are with customers located in Georgia. Net sales to one customer represented 18%, 17% and 17%, respectively, of consolidated net sales for the fiscal years presented.


11.  INCOME TAXES

  The provision (benefit) for income taxes is as follows:
                                        YEAR ENDED SEPTEMBER 30,
                                      1994     1993       1992
     Current:
       Federal                      $3,770    $(764)   $  1,955
       State                         1,000     (200)        347

                                     4,770    (964)      2,302
     Deferred:
       Federal                       3,405       795      (879)
       State                           425        49      (139)

                                     3,830       844     (1,018)

     Total taxes on income          $8,600     $(120)     $1,284


  The Omnibus Budget Reconciliation Act of 1993 ("Tax Act"), enacted in August 1993, increased the statutory corporate income tax 1% (to 35%) and made other changes concerning the deductibility of certain costs in determining taxable income. Provisions of the Tax Act were effective retroactive to January 1, 1993. As a result and in accordance with SFAS 109, deferred federal income tax expense was increased by $423 in the quarter ended September 30, 1993.



The provision (benefit) for income taxes shown above has been classified as follows in the consolidated statement of operations:
                                          YEAR ENDED SEPTEMBER 30,
                                      1994     1993       1992

     Continuing operations          $8,600    $4,472     $4,560
     Discontinued operations            -        800     (3,276)
     Extraordinary item                 -     (5,392)       -

     Total taxes on income          $8,600   $  (120)   $ 1,284

No foreign income tax benefit is applied to the losses from discontinued operations due to the Company's inability to utilize such losses to reduce taxes payable in the future.



A reconciliation of U.S. income tax from continuing operations computed at the statutory rate and actual tax expense is as follows:
                                          YEAR ENDED SEPTEMBER 30,
                                             1994      1993      1992

     Amount computed at statutory rate       $7,007    $2,522    $2,773

     State and local taxes less applicable
       federal income tax                       747       289       480

     Amortization of goodwill                   871       915       911

     Amortization of excess of fair values
       assigned in purchase accounting
       over historical tax basis                  -         -       405

     Effect of federal tax rate increase          -      423         -

     Other, net                                 (25)      323       (9)

                                            $8,600    $4,472    $4,560




The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                      YEAR ENDED SEPTEMBER 30,

                                      19941993

     Property, plant and equipment  $20,058        $18,218
     Trademarks and patents          1,092          1,131

     Total deferred liabilities     21,150         $19,349


     Receivables                       480             421
     Inventory                         397             493
     Accrued expenses                  691             851
     AMT credit carryforward         1,517           3,349

     Total deferred assets           3,085           5,114

     Net deferred liability         $18,065        $14,235


Deferred tax charges (credits) arising from differences between tax and financial reporting, determined under the provisions of Accounting Principles Board No. 11 for fiscal 1992 were as follows:




     Depreciation                   $  380
     Utilization of net operating
      loss carryforwards                 -
     AMT credits                      (110)
     Accrued expenses                   -
     Disposal of discontinued
      operations                    (1,044)
     Allowance for doubtful
      accounts                        (105)
          Other                       (139)

                                   $(1,018)










12.  DISCONTINUED OPERATIONS

  On March 15, 1993, the Company completed the disposal of its Irish manufacturing operations, which had been accounted for as a discontinued operation. As a result, the Company reduced the provision for the loss on disposal by $1,420 (net of $800 tax provision). The fiscal 1992 provision of $7,014 (net of $3,276 tax benefit) included a provision of $450 for operating losses during the phase out period. Net sales of discontinued operations were $10,833 in fiscal 1992.

13.  RETIREMENT PROGRAMS

  For U.S. employees, the Company maintains a trusteed profit-sharing plan ("Plan") which is qualified under Section 401(k) of the Internal Revenue Code. The Company may elect to contribute a portion of its profits to the Plan, as determined by the Board of Directors. Employer contributions vest over 3 to 7 years. The Company has elected to match employee contributions to the Plan on a 50% basis but not to exceed 3% of the employee's annual compensation. During fiscal years 1994, 1993 and 1992, the Company contributed $891, $813 and $707, respectively. All full-time employees over the age of 21 who have been employed continuously for at least one year are eligible for participation in the Plan. The Plan provides for the Company to bear the expense of the administration of the Plan.

  The Company's foreign subsidiaries maintained defined contribution and defined benefit pension plans, consistent with statutory practices. In conjunction with the sale of the Irish subsidiaries, substantially all of these plans were transferred to the new owners. The Company has recognized no gain or loss as total plan assets approximated projected benefit obligations. Pension expense on the foreign plans is not significant.

  In November 1992, the SFAS issued Statement No. 112, "Employers' Accounting for Postemployment Benefits," which is effective for fiscal years beginning after December 15, 1993. Management believes this standard will have no effect on consolidated financial position or results of operations.

14. STOCK OPTION PLANS

  In August 1994, the Company adopted a stock option plan (the "Plan") pursuant to which non-qualified stock options (the "Options") to purchase an aggregate of 1.08225 shares of Common Stock were granted to the four non-employee Directors of the Company at an exercise price which was determined by reference to the fair market value of the Company's equity at the time such Directors joined the Board of Directors. The Options will be fully vested by October 1, 1996 and have a term which expires on August 4, 2004.

  In August 1994, the Company adopted a stock option plan ( the "Management Plan") for its key employees which provides for the grant of "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, and non-qualified options. The purchase price of the shares of Common Stock subject to options under the Management Plan must, as a general matter, be no less than the fair market value of the Common Stock at the date of grant. As of September 30, 1994, no options had been granted under the Management Plan.




              SYNTHETIC INDUSTRIES, INC.                Schedule V
                                AND SUBSIDIARIES
                          PROPERTY, PLANT AND EQUIPMENT
                            (IN THOUSANDS OF DOLLARS)



                                                   IMPROVEMENTS
                         LAND AND   BUILDINGS AND  MACHINERY AND
      DESCRIPTION      IMPROVEMENTS IMPROVEMENTS     EQUIPMENT        TOTAL


Balance,
 September 30, 1991     $  2,098      $ 19,154       $ 91,210     $ 112,462


Additions                  1,218         4,167         16,717        22,102

Reclassifications(1)       (530)       (5,790)        (4,908)      (11,228)

Balance,
 September 30, 1992     $  2,786      $ 17,531      $ 103,019     $ 123,336


Additions                    143           898         10,718        11,759

Disposals  (2)                 -             -          (935)         (935)

Balance,
 September 30, 1993     $  2,929      $ 18,429      $ 112,802     $ 134,160


Additions                    132         2,754         28,980        31,866

Disposal  (2)                 -            -            (450)         (450)

Balance,
 September 30, 1994     $  3,061      $ 21,183      $ 141,332     $ 165,576


(1) Reclassification of Irish assets to discontinued operations.
(2) Disposal of certain Lumite assets.





                                 SYNTHETIC INDUSTRIES, INC.      Schedule VI
                                AND SUBSIDIARIES
            ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                            (IN THOUSANDS OF DOLLARS)




                                                   IMPROVEMENTS
DESCRIPTION           LAND AND     BUILDINGS AND     MACHINERY
                    IMPROVEMENTS   IMPROVEMENTS     EQUIPMENT   TOTAL


Balance,
 September 30, 1991     $    37        $  3,014     $ 26,183     $ 29,234


Additions                    14             604        6,065        6,683

Reclassification (1)        -             (856)      (1,834)      (2,690)

Balance,
 September 30, 1992     $    51        $  2,762     $ 30,414     $ 33,227


Additions                    15           1,297        7,203        8,515

Disposal (2)                  -               -        (184)        (184)

Balance,
 September 30, 1993     $    66        $  4,059     $ 37,433     $ 41,558


Additions                    15             823        8,314        9,152

Disposal (2)                -                 -        (184)        (184)

Balance,
 September 30, 1994     $    81        $  4,882     $ 45,563     $ 50,526


(1) Reclassification of Irish assets to discontinued operations.
(2) Disposal of certain Lumite assets.

                                                                    SYNTHETIC
                   INDUSTRIES, INC.             Schedule VIII
                                AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)

                                    ADDITIONS
                       BALANCE AT   PROVISION,         DEDUCTIONS     BALANCE
                       BEGINNING   FOR DOUBTFUL          NET OF        END OF
        DESCRIPTION    OF PERIOD     ACCOUNTS  OTHER    RECOVERIES     PERIOD


Allowance for doubtful accounts

  September 30, 1992       $ 803      $ 720  $(130) (1)  $(624)       $ 769
  September 30, 1993         769        383      -         (62)       1,090
  September 30, 1994       1,090        217      -        (106)       1,201



(1) Reclassification of Irish assets to discontinued operations.
                           SYNTHETIC INDUSTRIES, INC.             Schedule X
                                AND SUBSIDIARIES
                SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
                            (IN THOUSANDS OF DOLLARS)





                                          YEAR ENDED SEPTEMBER 30,
      ITEM                        1994        1993       1992

      Maintenance and repairs   $14,079     $12,983    $13,099






























 NOTE: All other items were omitted as they were either not applicable or amounted to less than 1% of revenues.







                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHETIC INDUSTRIES, INC.


By: /s/ Leonard Chill
      Leonard Chill
       President


Dated:  December 27, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on the behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Leonard Chill
       Leonard Chill            President and Director

Dated:   December 27, 1994



By: /s/ Jon P. Beckman
   Jon P. Beckman               Vice President - Finance, Treasurer,
                                Secretary and Director (Chief Financial
                                Officer, Principal Accounting Officer)
Dated:   December 27, 1994



By: /s/ Joseph P. Dana
      Joseph P. Dana            Director

Dated:   December 27, 1994


By: /s/ Robert L. Voigt         Director
     Robert L. Voigt

Dated:   December 27, 1994