Form 10-Q
period 1994-12-31
SYNTHETIC INDUSTRIES INC
filed 1995-02-13
CIK 809803

9


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1994

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



     State the aggregate market value of the voting stock held by non-affiliates of the registrant at February 10, 1995.

                       Common Stock, $1.00 par value -- $0

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                                                             Outstanding at
       Class                                               February 11, 1995
Common Stock, $1.00 par value                                      49.95

PART I-FINANCIAL INFORMATION     SYNTHETIC INDUSTRIES, INC.
ITEM 1. FINANCIAL INFORMATION       AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS OF DOLLARS)


                                            DECEMBER 31,      SEPTEMBER 30,
         ASSETS                                  1994             1994

CURRENT ASSETS:
  Cash                                        $   116          $  117
  Accounts receivable, net of allowance for
    doubtful accounts of $1,255 and $1,201     36,842          39,094
  Inventory (Note 3)                           37,050          32,520
  Other current assets (Note 4)                11,580          10,859

      TOTAL CURRENT ASSETS                     85,588          82,590

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)   118,057         115,050

DEFERRED FINANCING AND ORGANIZATION COSTS,
  net of accumulated amortization
   of $4,970 and $4,788                         7,064           7,246

EXCESS OF PURCHASE PRICE OVER NET
  ASSETS ACQUIRED
  AND OTHER INTANGIBLES (Note 6)               82,433          83,047

                                             $293,142        $287,933

          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $ 20,949        $ 18,767
  Accrued expenses and other current
    liabilities                                 4,402           6,944
  Income taxes payable                              -             482
  Interest payable                              1,741           6,247
  Current maturities of long-term debt
    (Note 7)                                    6,036           6,036
      TOTAL CURRENT LIABILITIES                33,128          38,476

LONG-TERM DEBT (Note 7)                       183,233         172,490

DEFERRED INCOME TAXES                          21,254          21,150

                                              237,615         232,116

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $1 par value:
    Authorized, issued and
    outstanding 49.95 shares                        -               -
  Additional paid-in capital                   69,300          69,300
  Cumulative translation adjustments               20              26
  Deficit                                     (13,793)        (13,509)

      TOTAL STOCKHOLDER'S EQUITY               55,527          55,817

                                             $293,142        $287,933

                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)



                                   FOR THREE MONTHS ENDED DECEMBER 31

                                              1994          1993

Net sales                                    $58,012       $51,694
Costs and expenses:
  Cost of sales                               42,027        33,807
  Selling expenses                             5,455         4,983
  General and administrative expenses          4,608         3,725
  Amortization of organization costs
     and intangibles                             635           634

                                               52,725        43,149

      Operating income                          5,287         8,545

Other expenses:
  Interest expense                              5,418         5,079
  Amortization of deferred financing
     costs                                        182           187

                                                5,600         5,266

(Loss) income before income tax
     (benefit)  provision                        (313)        3,279

Income tax (benefit) provision  (Note 8)          (29)        1,483


NET (LOSS) INCOME                             $  (284)     $  1,796






                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                        THREE MONTHS ENDED DECEMBER 31,
                                              1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                       $   (284)       $  1,796

Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:

    Depreciation                              2,784          2,274
    Amortization of deferred financing
      and organization costs and
      intangibles                               817             821
    Provision for bad debts                      (5)            181
    Deferred income taxes                       (70)            173
    Change in assets and liabilities:
     Decrease in accounts receivable          2,198           6,682
     Increase in inventory                   (4,530)         (2,580)
     (Increase) decrease in other
        current assets                         (547)            312
     Increase in deferred financing costs         -            (132)
     Increase in intangibles                    (21)              -
     Increase (decrease) in accounts
        payable                                2,182          (1,618)
     Decrease in accrued expenses and
        other current liabilities             (2,542)           (871)
     (Decrease) increase in income
        taxes payable                           (482)            841
     Decrease in interest payable             (4,506)         (4,423)
       Cash (used in) provided by
         operating activities                 (5,006)          3,456

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
     equipment                                (5,791)         (3,061)
        Cash used in investing activities     (5,791)         (3,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under term loan                  (1,500)         (1,500)
  Net borrowings under revolving
     credit line                              12,252           1,052
  Repayments of other long term obligations       (9)             (8)
      Cash provided by (used in)
        financing activities                  10,743            (456)

      Effect of exchange rate changes
        on cash                                   53              (3)

NET DECREASE IN CASH                              (1)            (64)

CASH AT BEGINNING OF PERIOD                      117             253

CASH AT END OF PERIOD                          $ 116           $ 189

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                  $  9,924           $ 9,533
  Income taxes                                   899                 -

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)

                (INFORMATION AS OF DECEMBER 31, 1994 AND FOR THE
             PERIODS ENDING DECEMBER 31, 1994 AND 1993 IS UNAUDITED)


1.ORGANIZATION

Synthetic Industries, Inc. (the "Company"), a wholly owned subsidiary of Synthetic Industries L.P., a Delaware limited partnership (the "Partnership"), manufactures and markets a wide range of polypropylene-based technical textile. These include primary and secondary carpet backing, construction/civil engineering products and technical textiles.


2.INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of December 31, 1994 and for the three month periods ended December 31, 1994 and 1993 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at December 31, 1994 and 1993, and the results of operations for the three months then ended have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. Certain reclassifications have been made to previous years' consolidated financial statements to conform to current classifications. It is suggested that these consolidated financial statements be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements of the Company's Form 10-K for the fiscal year ended September 30, 1994. Operating results for the three months ended December 31, 1994 may not necessarily be indicative of the results that may be expected for the full year.




3.INVENTORY
                                  December 31,   September 30,
                                       1994           1994

         Finished goods              $22,068        $ 20,580
         Work in process               6,144           5,263
         Raw materials                 8,838           6,677

                                     $37,050        $ 32,520
4.OTHER CURRENT ASSETS
                                   December 31,  September 30,
                                      1994            1994

         Prepaid supplies          $  5,747       $  6,416
         Prepaid income taxes           389             -
         Income tax receivable          550            550
         Deferred income tax
            benefits                  3,259          3,085
         Other                        1,635            808

                                   $ 11,580        $ 10,859





5.PROPERTY, PLANT AND EQUIPMENT

                                      December 31,      September 30,
                                         1994               1994

         Land                         $  3,061           $  3,061
         Buildings and improvements     21,183             21,183
         Machinery and equipment and
           leasehold improvements      147,123            141,332

                                       171,367             165,576
         Accumulated depreciation       53,310              50,526

                                      $118,057           $ 115,050




6.EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED AND OTHER
      INTANGIBLES

                                      December 31,         September 30,
                                          1994                 1994

         Excess of purchase price over
           net assets acquired           99,818                99,818
         Intangible assets                4,506                 4,485

                                        104,324               104,303
         Accumulated amortization        21,891                21,256

                                        $82,433              $ 83,047

Excess of purchase price over net assets acquired is assessed for recoverability on a regular basis. In evaluating the value and future benefits of goodwill, its carrying value will be reduced by the excess, if any, of the balance over management's best estimate of undiscounted future operating income before amortization of the related intangible assets over the remaining amortization period.


7.LONG-TERM DEBT

                                        December 31,      September 30,
                                           1994               1994


         Secured revolving credit facility:
          Secured revolving credit
            portion                        28,381             16,129
          Term loan portion                19,500             21,000
         12_% Senior subordinated
          debentures                      140,000            140,000
         Other                              1,388              1,397

                                          189,269            178,526
         Less current portion               6,036              6,036

         Total long term portion         $183,233          $ 172,490



  A.THE SECURED REVOLVING CREDIT FACILITY

     On March 15, 1993, the Company and its lenders entered into a Second Amended and Restated Revolving Credit Agreement (as amended, the "Amended Credit Facility"). The Company borrowed $30 million under the term loan portion of the Amended Credit Facility. Such term loan borrowing is payable over a 60-month period which began on April 1, 1993, in equal installments of $500, plus interest.

     The revolving credit loan portion of the Amended Credit Facility provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. On December 28, 1994, the Company and its lenders entered into a seventh amendment to the Amended Credit Facility. The amendment increased the maximum amount available for borrowing under the Amended Credit Facility from $30 million to $35 million, less any amounts outstanding under the letter of credit portion of the Amended Credit Facility. The Company and its lenders entered into a Third Amended and Restated Credit Agreement on January 13, 1995 (see Note 9).

     Interest on borrowings under the Amended Credit Facility is calculated at a rate equal to the agent bank's rate plus 1 1/4% (9 3/4% at December 31, 1994).

     The Company may, at its option and with certain restrictions, convert a portion of its advances under the term or revolving credit loan portion of the Amended Credit Facility into borrowings in Eurodollars. Interest on Eurodollar borrowings is calculated based on the Interbank Eurodollar rate plus 3% for term loan advances. The interest rate on Eurodollar borrowings for revolving credit advances is one-quarter of a percent less than the term loan advance rate.

     The Amended Credit Facility provides for borrowings of up to $3 million under letters of credit. Such borrowings reduce the amount otherwise available under the revolving credit loan portion of the Amended Credit Facility. The Company is required to pay a .375% fee on the unused portion of the commitment and an agency fee of $150 per annum.


  B.SENIOR SUBORDINATED DEBENTURES

     On December 14, 1992, the Company issued $140,000 of 12_% Senior Subordinated Debentures (the "Debentures") due 2002, which represent unsecured obligations of the Company. The Debentures are redeemable at the option of the Company at any time on or after December 1, 1997, initially at 106.375% of their principal amount , together with accrued interest, with declining redemption prices thereafter. Interest on the Debentures is payable semiannually on June 1 and December 1. Interest payments on the Debentures commenced on June 1, 1993.



8.INCOME TAXES

  The (benefit) provision for income taxes is as follows:

                                Three Months Ended December 31,

                                  1994          1993
     Current:
       Federal                $      41         1,080
       State                         -            230

                                     41         1,310
     Deferred:
       Federal                      114           166
       State                       (212)            7

                                    (70)          173

     Total (benefit)\provision    $ (29)      $ 1,483


  The federal income tax provision for the three months ended December 31, 1994 and 1993 reflect the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements.


9. SUBSEQUENT EVENT

On January 13, 1995, the Company and its lenders entered into a Third Amended and Restated Revolving Credit Agreement (the "Third Credit Facility"). Under the term portion of the Third Credit Facility, the Company borrowed $30,000, payable over a 60-month period which began on February 1, 1995, in equal installments of $500, plus interest, calculated at a rate equal to the agent bank's base rate of 7.5% plus 1% (8.5% at December 31, 1994). Under the revolving credit loan portion, the maximum amount available for borrowing is $35,000. Interest on borrowings is at the agent bank's base rate plus .75%. The Third Credit Facility will terminate on January 1, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS)


LIQUIDITY AND CAPITAL RESOURCES

  During the three months ended December 31, 1994, cash used in operating activities was $5,006. The Company has planned capital expenditures of $13 million during fiscal 1995 to be financed through operations and bank borrowings. Of this amount, $5,791 has been expended through December 31, 1994, including $4,750 relating to the payoff of leased equipment which occurred in December. At December 31, 1994, there was $4,404 available for borrowing under the Amended Credit Facility.

  Management's plans indicate that current and future operations will provide sufficient cash flow to satisfy the debt service requirements of the long-term debt obligations, including bank borrowings and lease commitments.

  The average cost of polypropylene was higher in the first quarter of fiscal 1995 than in the first quarter of fiscal 1994. The Company believes this increase was primarily due to increased demand throughout the polypropylene market coupled with the inadequate expansion of polypropylene manufacturing capacity. The Company expects that polypropylene costs will further increase during fiscal 1995. Polypropylene costs are approximately 50% of cost of goods sold, accordingly, increases in the price of polypropylene without offsetting selling price increases could have a significant negative effect on the Company's results of operations and financial condition. As a result of the level of competition, the Company, to date, has been able to pass through only a portion of the polypropylene cost increases through higher selling prices of certain product lines. To date, the Company has not experienced any shortage of supply of polypropylene; however, continued increases in demand or major supply disruptions without offsetting increases in manufacturing capacities could cause the Company future supply shortages. Management anticipates that additional polypropylene manufacturing facilities will be completed and commence production during calendar years 1995 through 1997. Historically, the creation of additional facilities has helped to relieve supply pressures.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER

  Net sales for the three months ended December 31, 1994 were $58,012 compared to $51,694 for the three months ended December 31, 1993, an increase of 12%. This increase was principally due to a 14% increase in sales of carpet backing and a 26% increase in sales of construction/civil engineering products.

  Carpet backing sales were $31,158 for the first quarter of fiscal 1995, an increase of $3,841 or 14% from the first quarter of fiscal 1994. This increase was primarily due to increased sales volumes.

  Construction/civil engineering product sales increased to $15,470 for the first quarter of fiscal 1995 from $12,275 for the same period in fiscal 1994, an increase of $3,195 or 26%. This increase is primarily attributable to the increased sales of woven and nonwoven geotextiles. Additionally, there was a 26% increase in Fibermesh sales during the first quarter of fiscal 1995 compared to the same period in fiscal 1994.

  Technical textiles sales were $11,384 for the first quarter of fiscal 1995 compared to $12,102 for the same period of last year for a decrease of $718 or 6%. This decrease was due to the phase-out of several industrial product lines as the equipment was redirected to the additional production of woven geotextiles.

  Gross profit for the first quarter of fiscal 1995 decreased to $15,985 from $17,887 or 11% from the first quarter of fiscal 1994. As a percent of sales, gross profit decreased to 28% from 35% primarily due to increased raw material costs.

  Direct selling expenses were $5,455 (9% of net sales) in the first quarter of fiscal 1995 compared to $4,983 (10% of net sales) in the first quarter of fiscal 1994. This increase is due to increased activities associated with higher sales volumes. General and administrative expenses of $4,608 (8% of sales) for the first quarter of fiscal 1995 increased $883 over the first quarter of fiscal 1994 due to higher expenses in three major areas; Human Resources, Research and Development and Marketing. These increased activities are directly related to the Company's future growth plans.

  Operating income decreased to $5,287 during the first quarter of fiscal 1995 (9% of net sales) from $8,545 during the first quarter of fiscal 1994 (17% of net sales). This decrease was primarily due to higher raw material costs.

  Total interest expense for the first quarter of fiscal 1995 increased by $339 from the first quarter of fiscal 1994 due to average higher total debt outstanding.



OTHER INFORMATION

   NONE





ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q


  (a) Exhibits

     Amendment 7 dated December 28, 1994 to the Second Amended and Restated Revolving Credit Agreement

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

SYNTHETIC INDUSTRIES, INC.


By:  /s/ Leonard Chill
        Leonard Chill
        President



Dated:  February 10,1995





By:  /s/  Jon P. Beckman
        Jon P. Beckman
        Chief Financial Officer




Dated:   February 10, 1995