Form 10-Q
period 1995-03-31
SYNTHETIC INDUSTRIES INC
filed 1995-05-12
CIK 809803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995

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



     State the aggregate market value of the voting stock held by non-affiliates of the registrant at May 10, 1995.

                       Common Stock, $1.00 par value -- $0

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                                                             Outstanding at
Class                                                         May 11, 1995
Common Stock, $1.00 par value                                     49.95

PART I-FINANCIAL INFORMATION     SYNTHETIC INDUSTRIES, INC.
ITEM 1. FINANCIAL INFORMATION                            AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)


MARCH 31,                           SEPTEMBER 30,
         ASSETS                                      1995         1994

CURRENT ASSETS:
  Cash                                              $   105     $  117
  Accounts receivable, net of allowance for
    doubtful accounts of $1,258 and $1,201           44,756     39,094
  Inventory (Note 3)                                 46,452     32,520
  Other current assets (Note 4)                      11,500     10,859
                                                    -------    -------
      TOTAL CURRENT ASSETS                          102,813     82,590

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)         117,600    115,050

DEFERRED FINANCING AND ORGANIZATION COSTS,
  net of accumulated amortization
  of $5,157 and $4,788                                7,073      7,246

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
  AND OTHER INTANGIBLES (Note 6)                     81,798     83,047
                                                   --------   --------
                                                   $309,284   $287,933
                                                   ========   ========

          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $23,614   $ 18,767
  Accrued expenses and other current
     liabilities                                      6,299      6,944
  Income taxes payable                                  453        482
  Interest payable                                    6,627      6,247
  Current maturities of long-term
     debt (Note 7)                                    6,038      6,036
                                                     ------     ------
      TOTAL CURRENT LIABILITIES                      43,031     38,476

LONG-TERM DEBT LESS CURRENT PORTION (Note 7)        188,239    172,490

DEFERRED INCOME TAXES                                21,483     21,150

                                                    -------    -------
                                                    252,753    232,116
                                                    =======    =======
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $1 par value:
    Authorized, issued and outstanding
    49.95 shares                                        -          -
  Additional paid-in capital                         69,300     69,300
  Cumulative translation adjustments                     64         26
  Deficit                                           (12,833)   (13,509)
                                                    --------   --------

      TOTAL STOCKHOLDER'S EQUITY                     56,531     55,817
                                                   --------   --------

                                                   $309,284   $287,933
                                                   ========   ========
                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)



                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                         MARCH 31            MARCH 31
                                     1995    1994       1995      1994

Net sales                          $63,570  $54,837    $121,582 $ 106,531
Costs and expenses:
  Cost of sales                     44,056   35,644      86,083    69,451
  Selling expenses                   5,509    4,788      10,964     9,771
  General and administrative
    expenses                         4,902    4,390       9,510     8,115
  Amortization of organization
    costs and intangibles              635      615       1,270     1,249
                                    -------  ------     -------   -------

                                    55,102   45,437     107,827    88,586
                                    -------  ------     -------   -------
      Operating income               8,468    9,400      13,755    17,945

Other expenses:
  Interest expense                   5,763    5,089      11,181    10,168
  Amortization of deferred
     financing costs                   187      185         369       372
                                     -----    -----      ------    ------
                                     5,950    5,274      11,550    10,540
Income before
    income tax provision             2,518    4,126       2,205     7,405

Income tax provision
    (Note 8)                         1,558    2,112       1,529     3,595
                                   -------  -------     -------   -------
NET INCOME                           $ 960  $ 2,014       $ 676   $ 3,810
                                   =======  =======     =======   =======




                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                                 SIX MONTHS ENDED MARCH 31,
                                                       1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 676     $ 3,810
    Adjustments to reconcile net income
     to net cash (used in) provided
     by operations:
    Depreciation                                     5,677       4,622
    Amortization of deferred financing
     and organization
     costs and intangibles                           1,639       1,621
    Provision for bad debts                             90          40
    Deferred income taxes                              296       1,183

    Change in assets and liabilities:
     (Increase) decrease in
      accounts receivable                          (5,752)       1,117
     Increase in inventory                        (13,932)     (4,738)
     Increase in other current assets                (604)       (779)
     (Increase) decrease in deferred
      financing costs                                (196)         267
     (Increase) decrease in intangibles               (21)          40
     Increase in accounts payable                    4,847       2,248
     (Decrease) increase in accrued expenses
      and other current liabilities                  (645)       1,048
     (Decrease) increase in income
      taxes payable                                   (29)       1,813
     Increase in interest payable                     380          45
                                                   -------     -------
       Cash (used in) provided by
        operating activities                       (7,574)      12,337
                                                   -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment       (8,227)    (16,304)
                                                   -------     -------
        Cash used in investing activities          (8,227)    (16,304)
                                                   -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan                        11,000           -
  Repayments under term loan                       (3,000)     (3,000)
  Net borrowings under revolving
   credit line                                       7,769       7,322
  Repayments of other long
   term obligations                                   (18)        (17)
                                                    ------      ------
      Cash provided by financing
       activities                                   15,751       4,305
                                                    ------      ------
      Effect of exchange rate changes
       on cash                                          38           8
                                                    ------      ------
NET (DECREASE) INCREASE IN CASH                        (12)        346

CASH AT BEGINNING OF PERIOD                            117         253

CASH AT END OF PERIOD                              $   105    $    599
                                                   =======    ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                       $  10,801    $ 10,123
  Income taxes                                       1,112         133

                 See notes to consolidated financial statements
                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)

                  (INFORMATION AS OF MARCH 31, 1995 AND FOR THE
              PERIODS ENDING MARCH 31, 1995 AND 1994 IS UNAUDITED)


1.ORGANIZATION

Synthetic Industries, Inc. (the "Company"), a wholly owned subsidiary of Synthetic Industries L.P., a Delaware limited partnership (the "Partnership"), manufactures and markets a wide range of polypropylene-based industrial textiles. These include primary and secondary carpet backing, construction/civil engineering products and technical textiles.


2.INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of March 31, 1995 and for the periods ended March 31, 1995 and 1994 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at March 31, 1995 and 1994, and the results of operations for the three and six months then ended have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. Certain reclassifications have been made to previous years' consolidated financial statements to conform to current classifications. It is suggested that these consolidated financial statements be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements of the Company's Form 10-K for the fiscal year ended September 30, 1994. Operating results for the three and six months ended March 31, 1995 may not necessarily be indicative of the results that may be expected for the full year.


3.INVENTORY
                                        March 31,   September 30,
                                          1995          1994

         Finished goods                $27,807        $ 20,580
         Work in process                 6,122           5,263
         Raw materials                  12,523           6,677
                                      --------        --------
                                      $ 46,452        $ 32,520
                                      ========        ========


4.OTHER CURRENT ASSETS
                                     March 31,   September 30,
                                       1995           1994

         Prepaid supplies           $  6,944         $  6,416
         Income tax receivable           400              550
         Deferred income tax
          benefits                     3,122            3,085
         Other                         1,034              808
                                    --------         --------
                                    $ 11,500         $ 10,859
                                    ========         ========




5.PROPERTY, PLANT AND EQUIPMENT

                                     March 31,     September 30,
                                       1995           1994

         Land                       $  3,061         $  3,061
         Buildings and
          improvements                21,183           21,183
         Machinery and equipment
          and leasehold
          improvements               149,559          141,332
                                     -------          -------
                                     173,803          165,576
         Accumulated
          depreciation                56,203           50,526
                                     -------          -------
                                   $ 117,600        $ 115,050
                                   =========        =========


6.EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED AND OTHER
      INTANGIBLES

                                   March 31,     September 30,
                                      1995           1994

         Excess of purchase
          price over net
          assets acquired           $ 99,818         $ 99,818
         Intangible assets             4,506            4,485
                                     -------          -------
                                     104,324          104,303
         Accumulated amortization     22,526           21,256
                                   ---------         --------
                                   $  81,798         $ 83,047
                                   =========         ========

Excess of purchase price over net assets acquired is assessed for recoverability on a regular basis. In evaluating the value and future benefits of goodwill, its carrying value will be reduced by the excess, if any, of the balance over management's best estimate of undiscounted future operating income before amortization of the related intangible assets over the remaining amortization period.


7.LONG-TERM DEBT

                                        March 31, September 30,
                                             1995     1994


     Secured revolving credit facility
      Secured revolving credit
       portion                          $ 23,898     $ 16,129
      Term loan portion                   29,000       21,000
     12 3/4% Senior subordinated
         debentures                      140,000      140,000
     Other                                 1,379        1,397
                                         -------      -------
                                         194,277      178,526
     Less current portion                  6,038        6,036
                                       ---------    ---------
     Total long term portion           $ 188,239    $ 172,490
                                       =========    =========


  A.THE SECURED REVOLVING CREDIT FACILITY

     On January 13, 1995, the Company and its lenders entered into a Third Amended and Restated Revolving Credit Agreement (the "Amended Credit Facility"). The Company's term loan portion of the Amended Credit Facility increased to $30 million from $19 million. Such term loan borrowing is payable over a 60-month period which began on February 1, 1995, in equal installments of $500, plus interest calculated at a rate equal to the bank's base rate (8.75% at March 31, 1995) plus 1%. In connection with the Amended Credit Facility, $196 was incurred and is included within the deferred financing and organizational costs.

     The revolving credit loan portion of the Amended Credit Facility (the "Revolver") provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. The maximum amount available for borrowing under the Revolver is $35 million. At March 31, 1995, the Company had $10,070 available under the Revolver. Interest on borrowings is at the bank's base rate plus .75%.

     The Company may, at its option and with certain restrictions, convert a portion of its advances under the term or revolving credit loan portion of the Amended Credit Facility into borrowings in Eurodollars. Interest on Eurodollar borrowings is calculated based on the Interbank Eurodollar rate plus 2.75% for term loan advances. The interest rate on Eurodollar borrowings for revolving credit advances is one-quarter of a percent less than the term loan advance rate.

     The Amended Credit Facility provides for borrowings of up to $3 million under letters of credit. Such borrowings reduce the amounts otherwise available under the revolving credit loan portion of the Amended Credit Facility. The Company is required to pay a .375% fee on the unused portion of the commitment and an agency fee of $150 per annum.



8.INCOME TAXES

  The provision for income taxes is as follows:
                         Three Months Ended      Six Months Ended
                              March 31,              March 31,
                            1995      1994          1995   1994
     Current:
       Federal           $  1,011   $ 772       $ 1,052  $ 1,852
       State                  180     330           180      560
                            -----   -----         -----    -----
                            1,191   1,102         1,232    2,412
     Deferred:
       Federal                361   1,028           503    1,194
       State                    6     (18)         (206)     (11)
                            -----   -----         -----    -----
                              367   1,010           297    1,183

     Total taxes on
      income             $  1,558 $ 2,112       $ 1,529  $ 3,595
                         ======== =======       =======  =======

  The federal income tax provision for the three months and six months ended March 31, 1995 and 1994 reflect the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS)


LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1995, there was $10,070 available for borrowing under the Amended Credit Facility. During the six months ended March 31, 1995, cash used in operations was $7,574. The Company has planned capital expenditures of $13 million during fiscal 1995 to be financed through operations and bank borrowings. Of this amount, $8,227 has been incurred through March 31, 1995, including $4,750 related to the purchase of previously leased equipment. Inventory has increased $13,932 during the six months ended March 31, 1995. Approximately half of this increase is attributable to a buildup of construction/civil engineering products in preparation for the summer season. The remaining increase was primarily due to the increase of polypropylene cost and to higher levels of raw material inventory to guard against tight supply conditions in the market.

     The average market cost of polypropylene according to Chemical Data Inc. was $.425 per pound in the first six months of fiscal 1995 compared to $.280 per pound in the first six months of fiscal 1994. The Company believes this increase was primarily due to higher demand throughout the polypropylene market coupled with inadequate expansion of polypropylene manufacturing capacity. The Company expects that polypropylene costs will further increase during fiscal 1995. Polypropylene costs are approximately 50% of cost of goods sold; accordingly, higher prices of polypropylene without offsetting selling price increases could have a significant negative effect on the Company's results of operations and financial condition. As a result of the level of competition, the Company, to date, has been able to pass through only a portion of the polypropylene cost increases through higher selling prices of certain product lines. To date, the Company has not experienced any shortage of supply of polypropylene; however, continued increases in demand or major supply disruptions without offsetting increases in manufacturing capacities could cause the Company future supply shortages. Management anticipates that additional polypropylene manufacturing facilities will be completed and commence production during calendar years 1995 through 1997. Historically, the creation of additional facilities has helped to relieve supply pressures.

  Management's plans indicate that current and future operations will provide sufficient cash flow to satisfy the debt service requirements of the long-term debt obligations, including the Amended Credit Facility and lease commitments.



RESULTS OF OPERATIONS FOR THE SECOND QUARTER

  Net sales for the three months ended March 31, 1995 were $63,570 compared to $54,837 for the three months ended March 31, 1994, an increase of 16%. The increase was principally due to a 17% increase in the sale of carpet backing, a 19% increase in sales of construction/civil engineering products and an 11% increase in the sales of technical textiles.

  Carpet backing sales were $33,149 for the second quarter of fiscal 1995, an increase of $4,756 or 17% over the second quarter of fiscal 1994. This increase was due to both higher selling prices and increased sales volumes.

  Construction/civil engineering product sales were $14,884 for the second quarter of fiscal 1995, up from $12,495 for the same period in fiscal 1994, an increase of $2,389 or 19%. The increase was primarily attributable to increased sales of geotextiles. Additionally, there was a 10% increase in Fibermesh sales during the second quarter of fiscal 1995 compared to the same period in fiscal 1994.

  Technical textiles sales were $15,537 for the second quarter of fiscal 1995 compared to $13,949 for the same period of last year for an increase of $1,588 or 11%. This was due to increased sales of fabrics to the furniture and bedding markets.

  Gross profit for the second quarter of fiscal 1995 increased to $19,514 from $19,193 or 2% from the second quarter of fiscal 1994. As a percent of sales, gross profit decreased to 31% from 35% primarily due to higher raw material costs.

  Direct selling expenses were $5,509 (9% of net sales) in the second quarter of fiscal 1995 compared to $4,788 (9% of net sales) in the second quarter of fiscal 1994. This increase was due to increased activities associated with higher sales volumes. General and administrative expenses of $4,902 (8% of net sales) for the second quarter of fiscal 1995 increased $511 over the second quarter of fiscal 1994. This increase was primarily in support of increased sales.

  Operating income decreased to $8,468 during the second quarter of fiscal 1995 (13% of net sales) from $9,400 during the second quarter of fiscal 1994 (17% of net sales). This decrease was primarily due to the change in gross profit and increases in direct selling and general and administrative costs.

  Total interest expense for the second quarter of fiscal 1995 increased by $674 from the second quarter of fiscal 1994 due to higher average total debt outstanding and a higher base rate for the Amended Credit Facility.

  Net income for the second quarter of fiscal 1995 was $960 compared to net income of $2,014 for the second quarter of fiscal 1994 due primarily to higher sales offset by increased raw material costs discussed above.

RESULTS OF OPERATIONS FOR THE FIRST SIX MONTHS

  Net sales for the six months ended March 31, 1995 were $121,582 compared to $106,531 for the first six months ended March 31, 1994, an increase of 14%. This increase was primarily due to increased sales of carpet backing and construction/civil engineering products.

  Carpet backing sales were $64,307 for the first six months of fiscal 1995, an increase of $8,597 or 15% over the six months of fiscal 1994. This increase in sales was the result of higher selling prices of both primary and secondary backing and increased sales volumes of secondary backing.

  Construction/civil engineering product sales were $30,354 for the first six months of fiscal 1995, up from $24,770 for the same period in fiscal 1994, an increase of $5,584 or 23%. This was due to an 18% increase in Fibermesh sales and a 28% increase in sales of geotextiles and erosion control fabrics during the first six months of 1995 compared to the same period in 1994.

  Technical textiles sales were $26,921 for the first six months of fiscal 1995 compared to $26,051 for the same period of fiscal 1994, an increase of $870 or 3%. This increase was primarily due to increased sales of fabrics to the furniture and bedding market.

  Gross profit for the first six months of fiscal 1995 decreased to $35,499 from $37,080 during the first six months of fiscal 1994. As a percentage of sales, gross profit decreased to 29% from 35%. This was primarily attributable to higher raw material costs.

  Direct selling expenses were $10,964 (9% of net sales) in the first six months of fiscal 1995 compared to $9,771 (9% of net sales) in the first six months of fiscal 1994. This increase was attributable to the enhanced selling activities of the construction/civil engineering products and increased sales volumes. General and administrative expenses of $9,510 (8% of net sales) for the first six months of fiscal 1995 increased $1,394 or 17% over the first six months of fiscal 1994. This increase was primarily in support of higher sales and future growth plans.

  Operating income decreased to $13,755 during the first six months of fiscal 1995 (11% of net sales) from $17,945 during the first six months of fiscal 1994 (17% of net sales) due primarily to higher raw material costs. This decrease was primarily due to the change in gross profit and increased direct selling and general and administrative costs.

  Total interest expense for the first six months of fiscal 1995 increased by $1,013 from the first six months of fiscal 1994 due primarily to higher average total debt outstanding and a higher base rate for the Amended Credit Facility.

  Net income for the first six months of fiscal 1995 was $676 compared to a net income of $3,810 for the first six months of fiscal 1994 primarily due to higher sales offset by increased raw material costs.



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



Dated:  May 11,1995





By:/s/  Jon P. Beckman
        Jon P. Beckman
        Chief Financial Officer




Dated:   May 11, 1995