Form 10-Q
period 1995-06-30
SYNTHETIC INDUSTRIES INC
filed 1995-08-15
CIK 809803

12


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1995

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

                                                              Outstanding at
         Class                                               August 11, 1995
Common Stock, $1.00 par value                                      49.95


PART I-FINANCIAL INFORMATION     SYNTHETIC INDUSTRIES, INC.
ITEM 1. FINANCIAL INFORMATION                            AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)


JUNE 30, SEPTEMBER 30,
         ASSETS                                       1995        1994

CURRENT ASSETS:
  Cash                                              $   103      $  117
  Accounts receivable, net of allowance for
    doubtful accounts of $1,727 and $1,201           48,328      39,094
  Inventory (Note 3)                                 50,725      32,520
  Other current assets                               10,634      10,859
                                                    -------     -------
      TOTAL CURRENT ASSETS                          109,790      82,590

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)         118,614     115,050

DEFERRED FINANCING AND ORGANIZATION COSTS,
  net of accumulated amortization
  of $5,343 and $4,788                                6,892       7,246

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
  AND OTHER INTANGIBLES , net of accumulated
   amortization of $22,210 and $21,256               81,154      83,047
                                                   --------    --------
                                                   $316,450    $287,933
                                                   ========    ========
          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $23,684    $ 18,767
  Accrued expenses and other current liabilities      6,750       6,944
  Income taxes payable                                  670         482
  Interest payable                                    2,195       6,247
  Current maturities of long-term debt (Note 5)       6,039       6,036
                                                    -------    --------
      TOTAL CURRENT LIABILITIES                      39,338      38,476

LONG-TERM DEBT LESS CURRENT PORTION (Note 5)        196,760     172,490

DEFERRED INCOME TAXES                                21,963      21,150
                                                    -------    --------
                                                    258,061     232,116
                                                    -------    --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $1 par value:
    Authorized, issued and outstanding
    49.95 shares                                         -           -
  Additional paid-in capital                         69,300      69,300
  Cumulative translation adjustments                     43          26
  Deficit                                           (10,954)    (13,509)
                                                   ---------    --------
      TOTAL STOCKHOLDER'S EQUITY                     58,389      55,817
                                                   ---------   ---------
                                                   $316,450    $287,933
                                                   =========  ==========

                 See notes to consolidated financial statements

                                       F-2


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)



                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                        JUNE  30               JUNE 30
                                      1995       1994        1995      1994

Net sales                           $72,767    $64,308    $194,349  $170,839
                                   --------   --------   ---------  --------
Costs and expenses:
  Cost of sales                      50,867     39,749     136,950   109,200
  Selling expenses                    6,627      5,680      17,591    15,451
  General and administrative
    expenses                          4,943      4,589      14,453    12,704
  Amortization of organization
    costs and intangibles               648        624       1,918     1,873
                                  ---------- -----------  ---------  -------
                                     63,085     50,642     170,912   139,228
                                  ---------- -----------  ---------  -------
      Operating income                9,682     13,666      23,437    31,611

Other expenses:
  Interest expense                    5,846      5,228      17,027    15,396
  Amortization of deferred
   financing costs                      186        184         555       556
                                 ---------- ------------  ---------  --------

                                      6,032      5,412      17,582    15,952
                                 ---------- ------------  ---------  --------
Income before income taxes            3,650      8,254       5,855    15,659

Provision for income
 taxes (Note 6)                       1,771      3,429       3,300     7,024
                                ----------- ------------  ----------  -------
INCOME                              $ 1,879   $  4,825    $  2,555  $  8,635
                                =========== ============  ==========  =======























                 See notes to consolidated financial statements
                                       F-3

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                                  NINE MONTHS ENDED JUNE 30,
                                                        1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   2,555      $   8,635
  Adjustments to reconcile net income
   to net cash (used in) provided by operations:
    Depreciation                                        8,605          7,108
    Amortization of deferred financing and
      organization costs and intangibles                2,473          2,429
    Provision for bad debts                               580             44
    Deferred income taxes                               1,130          2,156
    Change in assets and liabilities:
     Increase in accounts receivable                   (9,814)        (3,652)
     Increase in inventory                            (18,205)        (3,784)
     Increase in other current assets                     (92)           (86)
     (Increase) decrease in deferred financing costs     (201)           267
     (Increase) decrease in intangibles                   (25)            40
     Increase in accounts payable                       4,917            143
     (Decrease) increase in accrued expenses
       and other current liabilities                     (194)         1,853
     Increase in income taxes payable                     188          2,199
     Decrease in interest payable                      (4,052)        (4,242)
                                                     ---------      ---------
         Cash (used in) provided by
            operating activities                      (12,135)        13,110

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment          (12,169)       (21,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan                           11,000              -
  Repayments under term loan                           (4,500)        (4,500)
  Net borrowings under revolving credit line           17,800         12,647
  Repayments of other long term obligations               (27)           (24)
                                                     --------       ---------
       Cash provided by financing activities           24,273          8,123
      Effect of exchange rate changes on cash              17             27
                                                     --------       ---------
NET DECREASE IN CASH                                      (14)           (43)
                                                     --------       ---------
CASH AT BEGINNING OF PERIOD                               117            253
                                                     --------       ---------
CASH AT END OF PERIOD                                $    103       $    210
                                                     ========       =========


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                          $  21,079       $ 19,638
  Income taxes                                          1,832          2,201








                 See notes to consolidated financial statements

                                       F-4
                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)

                  (INFORMATION AS OF JUNE 30, 1995 AND FOR THE
               PERIODS ENDING JUNE 30, 1995 AND 1994 IS UNAUDITED)


1.ORGANIZATION

Synthetic Industries, Inc. (the "Company"), a wholly-owned subsidiary of Synthetic Industries L.P., a Delaware limited partnership (the "Partnership"), manufactures and markets a wide variety of polypropylene-based fabric and fiber products designed for specific industrial applications. The Company's diverse mix of products are marketed to the floor covering, construction and technical textile markets for such end use applications as primary and secondary carpet backing, geotextile and erosion control products, fibrillated fibers for concrete reinforcement, furniture construction fabrics, agricultural, filtration and recreational products.


2.INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of June 30, 1995 and for the periods ended June 30, 1995 and 1994 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at June 30, 1995 and 1994, and the results of operations for the three and nine months then ended have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements of the Company's Form 10-K for the fiscal year ended September 30, 1994. Operating results for the three and nine months ended June 30, 1995 may not necessarily be indicative of the results that may be expected for the full year.



3.INVENTORY
                                       June 30,             September 30,
                                        1995                    1994

         Finished goods               $30,199                 $ 20,580
         Work in process                5,924                    5,263
         Raw materials                 14,602                    6,677
                                      -------                 --------
                                      $50,725                 $ 32,520
                                      =======                 ========

4.PROPERTY, PLANT AND EQUIPMENT

                                      June 30,              September 30,
                                       1995                     1994

         Land                        $  3,061                 $  3,061
         Buildings and improvements    21,186                   21,183
         Machinery and equipment and
           leasehold improvements     153,498                  141,332
                                      -------                  -------
                                      177,745                  165,576
         Accumulated depreciation      59,131                   50,526
                                     --------                  -------
                                     $118,614                $ 115,050
                                     ========                =========



5.LONG-TERM DEBT

                                      June 30,              September 30,
                                        1995                    1994


         Secured revolving credit facility
            Secured revolving credit
              portion                  33,929                   16,129
            Term loan portion          27,500                   21,000
            12 3/4% Senior
              subordinated
              debentures              140,000                  140,000
            Other                       1,370                    1,397
                                      -------                  -------
                                      202,799                  178,526
         Less current portion           6,039                    6,036
                                      -------                  -------
         Total long term portion     $196,760                $ 172,490
                                      =======                  =======


On January 13, 1995, the Company and its lenders entered into a Third Amended and Restated Revolving Credit Agreement (as amended to date, the "Amended Credit Facility"). The Company's term loan portion of the Amended Credit Facility increased to $30,000 from $19,000. Such term loan borrowing is payable over a 60-month period which began on February 1, 1995, in equal installments of $500, plus interest. $201 of expenses associated with the Amended Credit Facility were incurred and are included within the deferred financing and organizational costs.

The revolving credit loan portion of the Amended Credit Facility (the "Revolver") provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. On May 26, 1995, the Company and its lenders entered into the first amendment to the Amended Credit Facility. The amendment increased the maximum amount available for borrowing under the Revolver from $35,000 to $40,000 beginning May 26, 1995 and ending August 25, 1995. At June 30, 1995, the Company had $4,940 available under the Revolver.


6.INCOME TAXES

  The provision (benefit) for income taxes is as follows:

                            Three Months Ended            Nine Months Ended
                                 June 30,                      June 30,
                              1995      1994                1995     1994
     Current:
       Federal               $ 768    $ 1,598             $ 1,820    $ 3,450
       State                   170        390                 350        950
                             -----    -------             -------    -------
                               938      1,988               2,170      4,400
                             -----    -------             -------    -------
     Deferred:
       Federal                 805      1,001               1,308      2,195
       State                    28        440                (178)       429
                             -----   --------             -------    -------
                               833      1,441               1,130      2,624
                             -----  ---------             -------    -------
     Total taxes on
       income             $  1,771    $ 3,429             $ 3,300    $ 7,024
                            ======  =========             =======    ========

  The federal income tax provision for the three and nine months ended
  June 30, 1995 and 1994 reflects the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS)


LIQUIDITY AND CAPITAL RESOURCES

  Cash used in operating activities for the nine months ended June 30, 1995 was $12,135. Such amount was used primarily to finance accounts receivable and inventory build-ups. The accounts receivable increase results from the seasonality of certain product line sales as well as increased sales over the prior year. Growth in inventory relates to (i) increased quantities of finished goods primarily to support sales growth and the seasonality of the construction/civil engineering product line; (ii) increased quantities of polypropylene to insure continuous production given the current supply market. Additionally, finished goods and raw materials increased as a result of higher polypropylene costs.

     The average market cost of polypropylene increased 41% per pound during the first nine months of fiscal 1995. The Company believes this increase was primarily due to higher demand throughout the polypropylene market coupled with inadequate expansion of polypropylene manufacturing capacity. The Company does not expect that polypropylene costs will further increase during fiscal 1995. Polypropylene costs account for approximately 50% of the Company's cost of goods sold; accordingly, higher prices of polypropylene without offsetting selling price increases could have a significant negative effect on the Company's results of operations and financial condition. As a result of the level of competition, the Company, to date, has been able to pass through only a portion of the polypropylene cost increases through higher selling prices of certain product lines. The Company has not experienced any shortage of supply of polypropylene, however, continued increases in demand or major supply disruptions without offsetting increases in manufacturing capacities could cause the Company future supply shortages. Management anticipates that additional polypropylene manufacturing facilities will be completed and commence production during calendar years 1995 through 1997. Historically, the creation of additional facilities has helped to relieve supply pressures.

     Planned capital expenditures for fiscal 1995 are $13,000, of which $12,169 has been expended through June 30, 1995.

     Capital expenditures and cash required to finance accounts receivable and inventory buildups have been financed primarily through the Amended Credit Facility. The term loan portion was increased on January 13, 1995 to $30,000 from $19,000. On May 26, 1995, the maximum amount available under revolving credit loan portion was increased from $35,000 to $40,000, beginning May 26, 1995 and ending August 25, 1995. At June 30, 1995, there was $4,940 available for borrowing under the Amended Credit Facility.

     Management's plans indicate that current and future operations will provide sufficient cash flow to satisfy the debt service requirements of the long-term debt obligations, including the Amended Credit Facility and lease commitments.




RESULTS OF OPERATIONS FOR THE THIRD QUARTER

  Net sales for the three months ended June 30, 1995 were $72,767 compared to $64,308 for the three months ended June 30, 1994, an increase of 13%. This increase was principally due to increased sales in all three product categories.

  Carpet backing sales were $34,441 for the third quarter of fiscal 1995, an increase of $3,248 or 10% from the third quarter of fiscal 1994. This increase was primarily due to both increased sales volumes and higher average selling prices.

  Construction/civil engineering product sales were $23,780 for the third quarter of fiscal 1995 up from $21,110 for the same period in fiscal 1994, an increase of $2,670 or 13% due primarily to improved sales of geotextiles during the third quarter of fiscal 1995 compared to the same period in fiscal 1994.

  Technical textiles sales were $14,546 for the third quarter of fiscal 1995 compared to $12,005, for the same period of last year, an increase of $2,541 or 21%, due principally to increased sales of fabrics to the furniture and bedding markets.

  Gross profit for the third quarter of fiscal 1995 decreased to $21,900 from $24,559 or 11% from the third quarter of fiscal 1994. As a percent of sales, gross profit decreased to 30% from 38% primarily due to higher raw material costs. (See Liquidity and Capital Resources.)

  Direct selling and general and administrative expenses as a percentage of net sales remained constant in the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994.

  Operating income decreased to $9,682 during the third quarter of fiscal 1995 (13% of net sales) from $13,666 during the third quarter of fiscal 1994 (21% of net sales). This decrease is primarily due to the change in gross profit associated with higher raw material costs.

  Total interest expense for the third quarter of fiscal 1995 increased by $618 from the third quarter of fiscal 1994 due to higher average total debt outstanding and a higher base rate for the Amended Credit Facility.

  Net income for the third quarter of fiscal 1995 was $1,879 compared to a net income of $4,825 for the third quarter of fiscal 1994 primarily due to increased raw material and interest costs.

RESULTS OF OPERATIONS FOR THE FIRST NINE MONTHS

  Net sales for the nine months ended June 30, 1995 were $194,349 compared to $170,839 for the first nine months ended June 30, 1994, an increase of 14%. This increase was primarily due to increased sales of carpet backing and construction/civil engineering products.

  Carpet backing sales were $98,748 for the first nine months of fiscal 1995, an increase of $11,845 or 14% from the same nine months of fiscal 1994. This increase in sales was the result of higher primary and secondary backing selling prices and increased sales volumes of secondary backing.

  Construction/civil engineering product sales were $54,134 for the first nine months of fiscal 1995 as compared with $45,880 for the same period in fiscal 1994, an increase of $8,254 or 18%. This was due to increases in FibermeshTM and geotextile and erosion control products during the first nine months of fiscal 1995 compared to the same period in fiscal 1994.

  Technical textiles sales were $41,467 for the first nine months of fiscal 1995 compared to $38,056 for the same period of fiscal 1994, an increase of $3,411 or 9%, primarily due to increased sales of fabrics to the furniture and bedding market.

  Gross profit for the first nine months of fiscal 1995 decreased to $57,399 from $61,639 during the first nine months of fiscal 1994. As a percentage of sales, gross profit decreased to 30% from 36%, primarily attributable to higher raw material costs. (See Liquidity and Capital Resources.)

  Direct selling and general and administrative expenses as a percentage of net sales remained constant in the first nine months of fiscal 1995 as compared to the first nine months of fiscal 1994.

  Operating income decreased to $23,437 during the first nine months of fiscal 1995 (12% of net sales) from $31,611 during the first nine months of fiscal 1994 (19% of net sales) due primarily to the change in gross profit associated with higher raw material costs.

  Total interest expense for the first nine months of fiscal 1995 increased by $1,631 from the first nine months of fiscal 1994 due primarily to higher average total debt outstanding and a higher base rate for the Amended Credit Facility.

  Net income for the first nine months of fiscal 1995 was $2,555 compared to a net income of $8,635 for the first nine months of fiscal 1994 primarily due to increased raw material and interest costs.


OTHER INFORMATION

   NONE





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a) Exhibits

     Amendment No. 1 to the Third Amended and Restated Revolving Credit and
Security                                   Agreement

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



Dated:  August 11,1995





By:  /s/  Jon P. Beckman
        Jon P. Beckman
        Chief Financial Officer




Dated:   August 11, 1995