Form 10-K
period 1995-09-30
SYNTHETIC INDUSTRIES INC
filed 1995-12-08
CIK 809803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 1995

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



     State the aggregate market value of the voting stock held by non-affiliates of the registrant at December 5, 1995.

                       Common Stock, $1.00 par value -- $0

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                                                              Outstanding at
           Class                                             December 7, 1995
Common Stock, $1.00 par value                                      49.95


                                  PART I


ITEM 1.  BUSINESS


GENERAL

     Synthetic Industries, Inc., a Delaware corporation (the "Company"), manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications. The Company is the second largest manufacturer of polypropylene-based industrial textile fabrics in the United States.

     The Company's diverse mix of products are marketed to the floor covering, construction and technical textile markets for such end-use applications as carpet backing, geotextiles, erosion control, concrete reinforcement and furniture construction fabrics. Such products also have agricultural, filtration and recreational applications. Sales are managed through six specialized marketing groups and products are manufactured through the close coordination of six manufacturing facilities. Although the end-use applications are diverse, the Company's manufacturing processes are focused around a core process of converting polypropylene resin into performance based engineered industrial textiles.


HISTORY

     The Company was founded in 1969 to produce polypropylene-based primary carpet backing. Following the acquisition of the Company in 1976 by a group of private investors, the Company diversified into the manufacture and sale of polypropylene-based industrial fabrics and specialty yarns. The Company first entered the construction/civil engineering products market in 1981 by manufacturing geotextiles. In 1983, the Company further expanded its presence in the construction/civil engineering products market through the introduction of Fibermeshr fibers for concrete reinforcement. In 1985, the Company added secondary carpet backing to its product line. In 1990, the Company purchased a technical fabrics operation from Johnson and Johnson's Chicopee division in Gainesville, Georgia. Apart from broadening the Company's line of geosynthetic products, the acquisition gave the Company access to new markets for high performance fabrics. The latest expansion occurred in 1992 when the Company opened a nonwoven fabric plant in Ringgold, Georgia.

     The Company was acquired by Synthetic Industries L.P., a Delaware limited partnership (the "Partnership"), in December 1986. All of the issued and outstanding capital stock of the Company is currently owned by the Partnership. See "Security Ownership of Certain Beneficial Owners and Management."

     In April 1993, Synthetic Management G.P. ("Synthetic G.P.") acquired the general partner interest in SI Management L.P. ("Management L.P."), a Delaware limited partnership which is the sole general partner of the Partnership. Synthetic G.P. is a Georgia general partnership whose five partners are controlled by certain members of the Company's senior management. See "Directors and Executive Officers."

     The Company's principal executive offices are located at 309 LaFayette Road, Chickamauga, Georgia 30707, and its telephone number is (706) 375-3121.






MANUFACTURING PROCESS

     Polypropylene, a chemically inert plastic derived from petroleum, is the basic raw material used in the manufacture of substantially all of the Company's products. The Company extrudes polypropylene into a wide range of fibers and yarns. Products are manufactured using various textile processes resulting in staple fibers, fibrillated yarns, monofilament and multifilament yarns, slit tape, woven fabrics and nonwoven fabrics.

     Woven fabrics are produced by interlacing thousands of extruded yarns at right angles to one another. The manner in which the yarns are interlaced determines the type of weave. Woven fabrics are characterized by strength and dimensional stability. The Company's woven fabric products include primary and secondary carpet backing, geotextiles, erosion control fabrics, and specialty fabrics for the filtration, recreational, construction and agricultural markets.

     Nonwoven fabrics are produced by first stacking several layers of webbed short length fibers and then entangling the layers by punching barbed needles through the layers. Nonwoven fabrics provide extensibility without rupture and dimensionality. The Company's nonwoven fabric products include geotextiles, erosion control fabrics, furniture and bedding construction fabrics, and spill control fabrics.

     The Company maintains a complete rigorous quality control program centered around statistical process control and customer key measures. Each stage of the process from the raw material to the final product is monitored using standard procedures and test methods which satisfy the quality control standards established by the International Standards Organization ("ISO"). The Company's Chickamauga, Chattanooga and Ringgold manufacturing facilities have been granted ISO-9002 certification for their systematic approach to quality in all areas of operation. The Company anticipates the completion of certification at its Gainesville manufacturing facility in the second quarter of fiscal 1996.

     The Company's weaving and nonwoven production equipment is capable of
manufacturing a variety of woven and nonwoven products, respectively.   This
versatility enables the Company to alter the product mix within its woven and nonwoven product lines in response to market demand or to take advantage of profit opportunities.

     The Company generally purchases polypropylene under supply contracts of varying lengths and receives the material in rail car shipments. The Company's plants are run on a continuous 24-hour per day basis, seven days a week. Orders are typically filled from inventory.


PRODUCTS AND MARKETING

     The Company's three principal product lines are carpet backing, construction/civil engineering products and technical textiles. The following table sets forth the Company's net sales attributable to each product line, and the percentage of total net sales represented by each, for the past five fiscal years:


                              YEAR ENDED SEPTEMBER 30,
       1995           1994            1993            1992            1991
                              (Thousands of dollars)

CARPET BACKING
$133,025  49.0% $117,791  50.1% $106,406  50.5% $108,005  55.2% $113,905  60.4%

CONSTRUCTION/CIVIL ENGINEERING
  82,933  30.6    68,706  29.3    47,899  22.8    34,950  17.8    24,139  12.8

TECHNICAL TEXTILES
  55,469  20.4    48,480  20.6    56,211  26.7    52,784  27.0    50,402  26.8

NET SALES
$271,427 100.0% $234,977 100.0% $210,516 100.0% $195,739 100.0% $188,446 100.0%


  CARPET BACKING

  Products. The Company's carpet backing product line consists of woven primary and secondary fabrics in a variety of styles and widths that are manufactured from polypropylene raw materials. Carpet yarn is tufted into the primary carpet backing in the manufacture of broadloom floorcoverings. Secondary carpet backing is then laminated to the back of tufted broadloom carpet to insure both carpet integrity and dimensional stability. The Company produces a broad range of primary and secondary backing.

  Markets and Marketing. The Company sells most of its carpet backing to United States carpet manufacturers. In fiscal 1995, the Company's ten largest carpet backing customers accounted for approximately 77% of its total net sales to the carpet industry. In fiscal 1995, sales to Shaw Industries, Inc., the Company's largest customer, accounted for approximately 37% of net carpet backing sales and approximately 18% of the Company's total net sales. Shaw Industries, Inc. is estimated to have 27% of the United States carpet market.

  The Company's carpet backing products are sold primarily through five full-time salespersons directed from a central sales office in Calhoun, Georgia, all of whom have significant industry experience and monitor ongoing product requirements, styling changes and competitive trends affecting their customers. The Company's carpet backing salespersons are paid on a salary-plus-commission basis.

  Competition. In sales of carpet backing, the Company competes principally with Amoco, which has the dominant position in the primary carpet backing market worldwide and, to a lesser extent, Wayn-Tex Inc. Amoco has substantially greater resources than the Company. In the United States, only the Company and Amoco produce a broad range of primary and secondary carpet backing in a variety of styles and widths. The Company competes in the carpet backing market primarily on the basis of quality, availability, service and product line variety, providing carpet manufacturers with a reliable alternative source of supply to Amoco.


  CONSTRUCTION/CIVIL ENGINEERING

  Products. Construction and civil engineering products consist of the Company's line of geosynthetic products and Fibermesh(r) concrete reinforcing fibers.

  The Company's geosynthetic product line consists of erosion control fabrics, geotextiles, and soil fibers. These products control erosion and capture sediment; provide filtration, separation and reinforcement of soils; improve engineering properties of native soils; protect landfill liners; and extend pavement life. The specifications of the Company's geosynthetic fabrics and fibers vary depending on specific site conditions including such factors as slope angles, water flow velocities, climate, runoff, soil profile and ultimate land use. The Company's geosynthetic products comply with most of the state agency guidelines pertaining to geosynthetic products which have been issued to date.

  The Company's soil fiber products are sold under three trade names depending on their application. Most of the volume is sold under the Fibergrids(r) name to highway maintenance departments for the repair of failed slopes and as a structural layer in new roadway construction. Soil fibers are also sold under the Turfgrids(r) and Sportgrids(r) names for playing field, equestrian race track and golf course turf and surface reinforcement. These products carry patent protection and their accepted use is gaining in popularity.

  The addition of Fibermesh(r) to concrete while it is being mixed gives the concrete increased crack resistance and improves impact strength. In concrete construction, where nonstructural wire mesh is used, Fibermesh(r) provides a cost-effective replacement for the wire mesh in addition to improving the concrete's durability. Fibermeshr complies with construction guidelines and specifications issued by all of the national building code associations. This brand has grown to become the world leader in fibers for concrete.

  Markets and Marketing. The Company's geosynthetic products are sold primarily in North America to regional and national distributors, installers of landfill liners and various governmental transportation departments, port authorities and waterway commissions. In fiscal 1995, the ten largest geosynthetic product customers accounted for approximately 28% of its total net sales.

  The Company's geosynthetic products are marketed by nine full-time salespersons with expertise in civil engineering and agronomy who are directed from a central office in Chattanooga, Tennessee. These salespersons often provide design and field engineering services to their customers as well as assistance in obtaining the required permits. The Company's geosynthetic products sales force is paid on a salary-plus-commission basis.

  Fibermesh(r) is sold through a direct sales force to ready-mix concrete companies and precast concrete product manufacturers located primarily in the United States and the United Kingdom. Fibermesh(r) is currently sold by 45 salespersons, paid on a salary-plus-commission basis, operating out of divisional offices in Austin, Denver, Chattanooga and Chesterfield, England. In addition, the Company sells Fibermesh(r) to Master Builders, Inc. and other construction industry product distributors outside the United States. In fiscal 1995, the ten largest Fibermesh(r) customers accounted for approximately 12% of the Company's total net sales of Fibermesh

  Competition. The primary direct competitors in the construction/civil engineering business are Amoco and Nicolon Corporation. The Company has numerous competitors in the erosion control fabric business but only one in the soil fiber business due mainly to the patent protection. The Company competes in all businesses on the basis of product line quality, service and variety. The Company believes it has the broadest civil engineering/erosion control product line in North America.

  The principal direct competitor in the concrete fiber reinforcement business is W.R. Grace & Co., which markets but does not manufacture concrete reinforcement fibers. The Company competes in the concrete reinforcement fiber market primarily on the basis of product design and technical service. In some applications, Fibermesh(r) also competes with welded wire fabric. Fibermesh(r) competes with welded wire fabric on the basis of product performance and cost.


  TECHNICAL TEXTILES

  Products. The Company's technical textiles consist of specialty fabrics, industrial yarns and fibers. The specialty fabrics in the Company's line of technical textiles are manufactured in a variety of widths, weights, permeability ranges and dimensional configurations primarily from polypropylene and, to a minor extent, other synthetic fibers for specific end uses. Customers use these fabrics to manufacture products having applications in filtration (e.g., bauxite mining, wastewater treatment, electrostatic air filters and chemical separation), agriculture (e.g., shade for foliage protection and environmental screening), and recreation (e.g., swimming pool covers and trampoline mats).

  All of the Company's industrial yarns and fibers are manufactured from polypropylene. The Company sells its industrial yarns and fibers directly to weavers, knitters, and non-woven manufacturers who produce niche market products, such as automobile upholstery, coat linings, geotextiles, air filters and water filtration media.

  Markets and Marketing. The Company sells its specialty fabrics to a diverse group of approximately 400 manufacturers located primarily in North and Central America and the Pacific Rim countries. The Company sells its industrial yarns and fibers to a diverse group of approximately 100 manufacturers located in North America and Europe. In fiscal 1995, the Company's ten largest technical textile customers accounted for approximately 29% of its total net sales of technical textiles.

  The Company's technical textiles are marketed by seventeen full-time salespersons, paid on a salary-plus-commission basis, through sales offices in Gainesville, Ringgold and Calhoun Georgia and Chesterfield, England.

  Competition. Competitors vary depending upon the specific market. The Company competes in each market primarily on the basis of service, quality, innovation and product line variety.


RESEARCH AND DEVELOPMENT

  The Company's research and development is focused primarily on development rather than on basic research and as such engages in product design, development and performance validation to enhance existing and develop new products. In fiscal 1995, the Company expended approximately $1.9 million on Company-sponsored research and development activities.


INTERNATIONAL OPERATIONS

  The Company conducts its foreign operations through subsidiary operations in Europe and a network of distributors worldwide. In fiscal 1995, the aggregate sales (principally of construction/civil engineering products) by such foreign subsidiaries and marketing divisions were approximately $5.3 million. International sales from United States operations in 1995 were $28.5 million, or 11% of net sales.


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

  The price of polypropylene is primarily a function of manufacturing capacity, the demand for polypropylene and prices of petrochemical feedstocks, crude oil and natural gas liquids. The average market cost of polypropylene was approximately 50% higher in fiscal 1995 than in fiscal 1994. The Company believes this significant increase was primarily due to increased demand throughout the polypropylene market coupled with the inadequate expansion of polypropylene manufacturing capacity. Costs began to decrease during the fourth quarter of fiscal 1995. The Company expects that polypropylene costs will continue to decrease during fiscal 1996 as additional polypropylene manufacturing facilities are completed and commence production during the balance of calendar 1995 through 1997. Historically, the creation of additional facilities has helped to relieve supply pressures although there can be no assurance that this will continue to be the case.

  Polypropylene purchases account for approximately 50% of the Company's cost of sales. Increases in the price of polypropylene without offsetting selling price increases could have a significant negative effect on the Company's results of operations and financial condition. As a result of the level of competition, the Company has historically been able to pass through only a portion of any polypropylene cost increases through higher selling prices. The Company did not experience production curtailment due to shortages of polypropylene supply during the very tight market in fiscal 1995.




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

  The Company's expenditures to date in connection with such federal, state and local laws and regulations have not been material to its operations. The Company believes it is currently in compliance with applicable governmental regulations.


ORDER BACKLOG

  The Company generally sells its products pursuant to customer orders which are either satisfied out of inventory or from the shipment of newly manufactured products promptly following receipt of an order. Accordingly, the dollar amount of backlog orders believed to be firm is not significant or indicative of the Company's future sales and earnings.


EMPLOYEES

  As at September 30, 1995, the Company employed 1,969 persons in the United States, of whom 434 were salaried employees and the remainder were hourly employees. None of the Company's employees are unionized. The Company has never experienced any strikes and believes its relations with employees to be satisfactory. The Company employs 13 persons in the United Kingdom.


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

                        SQUARE                                   ACREAGE OF
   LOCATION              FEET      FUNCTION                       PROPERTY

OWNED FACILITIES

Chickamauga, Georgia   738,800
                 Manufactures carpet backing, certain
                 fabrics,  geotextiles and fibers                  86.8

Chattanooga, Tennessee 126,432
                 Manufactures specialty yarns and
                 construction products                             10.5

Dalton, Georgia        216,000
                 Distribution center and multi-product
                 warehouse                                         13.6

Dalton, Georgia         44,945
                 Needlepunching of carpet backing                   5.0

Ringgold, Georgia      183,750
                 Manufactures geotextiles and certain
                 nonwoven fabrics                                  68.5

Alto, Georgia           92,400
                 Manufactures certain yarns                        42.7


LEASED FACILITIES                                            LEASED THROUGH

Chickamauga, Georgia    143,736
                Manufactures carpet backing,                   January 2009
                certain fabrics, geotextiles and fibers

Gainesville, Georgia    200,000
                Manufactures certain fabrics                  December 2000

Chattanooga, Tennessee   62,500
                Specialty yarn warehouse                     September 1995

Westside, Georgia        86,440
                Carpet backing warehouse                       January 1996

Dalton, Georgia
South Dug Gap            48,000
                Nonwoven and geotextile warehouse              January 1996

Dalton, Georgia
Florence                 36,000
                Geosynthetic products warehouse                   July 1996

Dalton, Georgia
Keen                    185,000
                Woven, nonwoven and geotextile warehouse       January 1997

Dalton, Georgia
1408 Coronet             31,500
                Geosynthetic products warehouse                   July 1996

Dalton, Georgia
1406 Coronet             30,000
                Geosynthetic  products warehouse              November 1996

Dalton, Georgia
North Dug Gap            85,000
                Carpet backing warehouse                      February 1996

Cornelia, Georgia       100,000
                Assembly of certain fabrics                      March 1998

Dalton, Georgia
Cleveland Highway      104,827
                Specialty yarn warehouse                          July 1997

Tupelo, Mississippi    13,500
                Nonwoven fabrics warehouse                     October 1997

  The Company has the option to renew its leases expiring in 1996 and 1997 for additional periods.

  Indebtedness under the Company's secured revolving credit facility is secured by a lien on, and a security interest in, substantially all of the Company's assets, including all real estate, plants, equipment, inventory, accounts receivable and cash. Under the terms of the secured revolving credit facility, the lenders thereunder may exercise certain remedies, including foreclosure, in the event of a default.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Partnership, the Company's sole stockholder, during fiscal 1995.


                                  PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
      AND RELATED STOCKHOLDER MATTERS

  There is no trading market for the Company's Common Stock. All of the issued and outstanding Common Stock of the Company is owned by the Partnership. The Company has never paid cash dividends on its Common Stock. The Company's ability to pay dividends on its Common Stock is currently restricted by both the Amended Credit Facility and the indenture (the "Indenture") relating to the Company's 12-3/4% Senior Subordinated Debentures due 2002 (the "Debentures"). See Note 8 to the financial statements for a description of the Amended Credit Facility and the Indenture.


ITEM 6.  SELECTED FINANCIAL DATA



                                        YEAR ENDED SEPTEMBER 30,
                           1995       1994       1993       1992       1991
                                       (IN THOUSANDS OF DOLLARS)
SUMMARY OF OPERATIONS DATA:
Net sales                $271,427   $234,977   $210,516   $195,739   $188,446
Operating income           28,687     40,770     29,921     27,656     27,591
Income from continuing
 operations before
 provision for income
 taxes                      5,436     20,020      8,134      8,155      6,285
Income from continuing
 operations                 1,936     11,420      3,662      3,595      1,810
Income (loss) from
 discontinued operations        -          -      1,420     (7,567)      (309)
Extraordinary item-
 loss from early
 extinguishment of debt         -          -     (8,892)         -          -
Cumulative effect of
 accounting change              -          -     (8,500)         -          -
Net income (loss)           1,936     11,420    (12,310)    (3,972)     1,501




                                             AS OF SEPTEMBER 30,
                            1995       1994      1993     1992       1991
                                         (IN THOUSANDS OF DOLLARS)
BALANCE SHEET DATA:
Total assets             $312,300   $287,933   $260,372  $254,581   $251,918
Long-term debt            192,048    172,490    164,723   158,638    152,381








ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (IN 000'S)


RESULTS OF OPERATIONS

   FISCAL 1995 COMPARED TO FISCAL 1994

The following table sets forth certain financial data for the years ended September 30, 1995 and 1994.

                                1995          1994

          Net sales            $271,427     $234,977
          Gross profit           76,721       82,672
          Gross profit margin      28%          35%
          EBITDA (1)             42,887       52,425

  Net sales increased 16% in fiscal 1995 from fiscal 1994 principally due to unit volume growth in certain product lines and higher average selling prices. Carpet backing sales grew to $133,025 in fiscal 1995, a 13% increase as compared to $117,791 in fiscal 1994. Construction/civil engineering sales increased $14,227 to $82,933, up 21% over 1994 sales. This was attributable to a 35% growth in geosynthetic products as well as a 9% increase in Fibermeshr fibers. Technical textiles sales increased 14% to $55,469 in fiscal 1995 from $48,480 in fiscal 1994.

  The decrease in gross profit, gross profit margin and EBITDA was a direct result of higher polypropylene raw material costs which affect every product line, offset partially by higher average selling prices.

  The average market cost of polypropylene increased approximately 50% per pound in fiscal 1995 over fiscal 1994. Costs began to decrease during the fourth quarter of fiscal 1995 and the Company expects, although there can be no assurance, that polypropylene costs will further decrease during fiscal 1996 as additional polypropylene manufacturing facilities are completed. Polypropylene purchases account for approximately 50% of the Company's cost of sales. Increases in the price of polypropylene without offsetting selling price increases could have a significant negative effect on the Company's results of operations and financial condition. Historically, as a result of the level of competition, the Company has been able to pass through only a portion of any polypropylene cost increase through higher selling prices. See Business - Raw Materials.

  Direct selling expenses increased $2,458 to $24,273 in fiscal 1995 (9% of net sales) from $21,815 in fiscal 1994 (9% of net sales). This increase was primarily attributable to increased marketing efforts in the construction/civil engineering product lines as a direct result of increased sales.

  General and administrative expenses, while remaining constant at 8% of net sales, increased 19% to $21,195 in fiscal 1995 from $17,588 in fiscal 1994, primarily due to an charge of $2,852 to increase in the allowance for doubtful accounts. The charge was taken to establish a reserve for accounts receivable of a carpet backing customer who is experiencing severe financial difficulties. The Company believes the reserve provided is adequate for this account to cover any future potential losses and in the opinion of management, no significant future loss of revenue is anticipated.

  Operating income decreased 30% to $28,687 during fiscal 1995 (11% of net sales) from $40,770 during fiscal 1994 (17% of net sales). This decrease was primarily due to the change in gross profit associated with higher raw material costs.

  Total interest expense for fiscal 1995 increased by $2,503 from fiscal 1994 due to higher average total debt outstanding and a higher base rate for the Amended Credit Facility.

  The effective income tax rate was 64% and 43% in fiscal 1995 and 1994, respectively. The increase was primarily due to the effect of nondeductible expenses, including the amortization of goodwill, on lower taxable income in fiscal 1995.

  Net income for fiscal 1995 was $1,936 compared to net income of $11,420 for fiscal 1994, a decrease primarily due to increased raw material and interest costs.



FISCAL 1994 COMPARED TO FISCAL 1993

  Net sales for fiscal 1994 were $234,977, compared to $210,516 for fiscal 1993, an increase of 12%. This increase was due to increased sales of carpet backing and construction/civil engineering products offset by a decrease in sales of technical textiles.

  Carpet backing sales were $117,791 for fiscal 1994, an increase of $11,385, or 11%, from fiscal 1993. This was principally due to increased volume of both primary and secondary carpet backing.

  Construction/civil engineering product sales were $68,706 for fiscal 1994 up from $47,899 for the same period in fiscal 1993, an increase of $20,807, or 44% due to a 20% increase in Fibermeshr sales and an 85% increase in sales of geotextiles and erosion control fabrics.

  Technical textiles were $48,480 for fiscal 1994, compared to $56,211 for the same period last year, a decrease of $7,731, or 14%, due to decreased sales volume of industrial fabrics. The decreased sales volume was due to the phase out of several product lines. The equipment associated with the discontinued product lines was redirected to the additional production of woven geotextiles.

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

  Operating income increased to $40,770 for fiscal 1994 (17% of net sales) compared to $29,921 for fiscal 1993 (14% of net sales). The increase in operating income was primarily due to increased gross profit partially offset by higher selling expenses.

  Total interest expense for fiscal 1994 decreased by $843 from fiscal 1993. This was a result of decreased average borrowings relating to the Credit Facility and the redemption of the Company's $40,000 zero coupon junior debenture at its accreted value ($17,093) during 1993, partially offset by the interest payments made in fiscal 1994 relating to the Debentures.

  Net income from continuing operations for fiscal 1994 was $11,420, an increase of $7,758 from the $3,662 of income from continuing operations for fiscal 1993.

  The Company had net income of $11,420 for fiscal 1994, compared to a net loss of $12,310 for fiscal 1993 which included an $8,500 charge for the cumulative effect on prior years of a change in accounting principle for income taxes and an $8,892 charge (net of tax) for losses from early extinguishment of debt.


LIQUIDITY AND CAPITAL RESOURCES

  Cash used in operating activities of $35 in fiscal 1995 resulted primarily from net income of $1,936, after deducting non-cash charges of approximately $14,600, and increases in accounts payable of approximately $5,200, offset by increases in accounts receivable of $8,800 and inventory of $13,100. The increase in accounts receivable results from increased sales over the prior year particularly in certain seasonal product lines. The increases in inventory and accounts payable result from the effects of higher polypropylene costs, as well as increased units in finished goods and raw materials to support continued anticipated sales growth. During fiscal 1994 and 1993, cash provided by operating activities was $23,962 and $24,334, respectively. Working capital amounted to $69,039, $44,114 and $42,055 at the end of fiscal 1995, 1994 and 1993, respectively.

  During fiscal 1995, 1994 and 1993, the Company had capital expenditures of $13,313, $31,866 and $11,759, respectively. Such capital expenditures consist primarily of property, plant and equipment. In fiscal 1995, expenditures included the expansion of the Company's carpet backing facilities. In fiscal 1994, the Company expanded its secondary carpet backing and nonwoven specialty fabrics facilities. In fiscal 1993, capital expenditures included multifilament and nonwoven production lines.

  Capital expenditures in fiscal 1995 have been financed primarily through additional borrowings under the Company's Third Amended and Restated Revolving Credit Agreement (the "Credit Facility"). The term loan portion of the Credit Facility was increased on January 13, 1995 to $30,000 from $19,000, of which $26,000 was outstanding on September 30, 1995. In addition, borrowings under the revolving credit portion of the Credit Facility increased from $16,129 in fiscal 1994 to $24,727 in fiscal 1995. At September 30, 1995, there was $9,173 available for borrowing under the Credit Facility.

  In fiscal 1996, the Company plans a $35,000 expansion of its manufacturing facility in Chickamauga, Georgia to focus on increasing capacity for the production of carpet backing and woven geotextiles.

  To finance the expansion, the Company entered into the Fourth Amended and Restated Revolving Credit Agreement (the "Amended Credit Facility") dated October 20, 1995. The Amended Credit Facility terminates on October 20, 2001 and provides for total borrowings of up to $85,000. The Amended Credit Facility consists of a term loan of $45,000, of which $10,000 is payable in 1999 and $17,500 is payable in each of 2000 and 2001, and a revolving credit loan of $40,000. Borrowings available under the revolving credit loan are based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations.

  Management's plans indicate that current and future operations will provide sufficient cash flow to satisfy the debt service requirements of the long-term debt obligations, including the Amended Credit Facility and lease agreements.

  Historically, the Company's operations have not been significantly affected by inflation.


ACCOUNTING CHANGES

  None.


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

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS


DIRECTORS OF THE COMPANY

  The Board of Directors of the Company consists of six (6) persons. Directors all serve for terms of one year. Certain information concerning the directors of the Company is set forth below:

                       Date
       Name       Age Appointed  Present Occupation

 Jon P. Beckman    55  1987      Vice President - Finance, Chief Financial
                                 Officer, Treasurer and Secretary of the Company

 Leonard Chill     63  1987      President and Chief Executive Officer of the
                                 Company

 Joseph F. Dana    48  1993      Member of the law firm of Watson & Dana

 Lee J. Seidler    60  1993      Private Investor

 William J. Shortt 70  1993      Management Consultant

 Robert L. Voigt   77  1993      Management Consultant



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

    Leonard Chill - Mr. Chill joined the Company in December 1973 as President. From 1967 until joining the Company, he held a number of positions with Thiokol Corporation in its Fibers Division, including that of General Manager. Mr. Chill has been a director of Synthetic Textiles, LTD since March 1993. In addition, Mr. Chill is the sole director and the controlling stockholder of one of the general partners of Synthetic G.P.

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


EXECUTIVE OFFICERS OF THE COMPANY

    The names, ages and positions held by the executive officers of the Company are set forth below:

        Name        Age  Present Occupation

 Leonard Chill       63  President and Chief Executive Officer

 Jon P. Beckman      55  Vice President - Finance, Chief Financial Officer,
                         Treasurer and Secretary

 Ralph Kenner        51  Vice President - Manufacturing

 William Gardner
  Wright, Jr.        66  Vice President - Sales

 W. Wayne Freed      60  Vice President - Marketing

 Robert J. Breyley   66  Vice President - Fibermeshr

 John Michael Long   52  Vice President - Specialty Products Division

 Ted Koerner         46  Vice President - General Manager - Construction/Civil
                         Engineering Products Division

 W.O. Falkenberry    53  Vice President - Human Resources

 Joseph Sinicropi    41  Chief Accounting Officer

 Bobby Callahan      53  Controller


    Executive officers are appointed annually and serve at the discretion of the Board of Directors, except for Messrs. Long and Sinicropi, each of whom has an
employment agreement with the Company.   There are no family relationships
between any of the above officers.

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

    William Gardner Wright, Jr. - Mr. Wright has been Vice President - Sales since 1983. From 1977 until 1983, he was President of Synca Marketing Corp., a textile sales agency which served as an agent for the Company's primary carpet backing, as well as the products of other manufacturers. Mr. Wright is also a Director of the Trust Company Bank of Northwest Georgia. Mr. Wright is also the sole director and controlling stockholder of one of the general partners of Synthetic G.P.

    W. Wayne Freed - Mr. Freed joined the Company in 1981 and became Vice President - Marketing of the Company in 1987. Prior thereto, he had 22 years experience in the textile industry. Mr. Freed is also the sole director and controlling stockholder of one of the general partners of Synthetic G.P.

    Robert J. Breyley  -  Mr. Breyley joined the Company in 1984 and became
Vice President -Fibermeshr Division in December 1986. Prior thereto, he held a variety of managerial positions with Master Builders, Inc., a leading concrete admixtures supplier. During his last six years with Master Builders, he was Senior Vice President of Sales and Marketing. Mr. Breyley is also a limited partner of Management L.P.

    John Michael Long - Mr. Long was elected Vice President - Specialty Products Division in October 1991. Prior thereto, he held a variety of managerial positions with Spartan Mills, a manufacturer of nonwoven geotextile fabrics. During his last five years at Spartan, he was Vice President and General Manager.

    Ted Koerner - Mr. Koerner joined the Company in 1990 and became Vice President - Construction Products Division in 1993. He was named Vice President and General Manager - Construction/Civil Engineering Products Division in 1995. Prior thereto, Mr. Koerner was an Engineer with the Ohio Department of Transportation; Sales Engineer, Product Supervisor and Regional Engineer with Armco Steel Corporation; and Sales Manager with National Seal Corporation.

    W.O. Falkenberry - Mr. Falkenberry joined the Company in 1993 as Vice President of Human Resources. Prior thereto, he was Director of Human Resources with the Champion Products Division of the Sara Lee Corporation.

    Joseph Sinicropi - Mr. Sinicropi joined the Company in 1995 as Chief Accounting Officer. Prior to joining the Company, he was an audit senior manager in the international accounting firm of Deloitte & Touche LLP.

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
                      Fiscal Year Ended
    Name and             September                           All Other
Principal Position          30,  Salary ($)     Bonus      Compensation($)

Leonard Chill              1995   254,871       89,939       11,857  (2)
Chief Executive Officer
 and President             1994   247,447      127,260       11,458
                           1993   240,240       95,073       11,514

Jon P. Beckman             1995   147,130       50,539       10,311  (3)
Vice-President - Finance   1994   142,845       71,508       10,353
                           1993   138,684       53,737       10,515

Ralph Kenner               1995   145,973       41,926        7,476  (4)
Vice President
 - Manufacturing           1994   125,973       66,660        7,468
                           1993   122,304       49,603        8,514

William Gardner
 Wright, Jr.               1995   235,664       70,238        4,547  (5)
Vice President -
 Marketing and Sales       1994   235,664       99,384        4,497
                           1993   228,800       74,404        4,549

Robert J. Breyley          1995   141,720       49,500        3,614  (6)
Vice President
 - Fibermesh(r) Division   1994   141,720       72,000        5,548
                           1993   137,592       46,851        6,748



EMPLOYMENT AGREEMENTS

     Leonard Chill was employed by the Company pursuant to an employment agreement dated October 1, 1989, as amended, which expired on October 1, 1995. Mr. Chill's annual salary pursuant to this agreement in fiscal 1995 was $254,871. The Company provides for the purchase of a term life insurance policy in the face amount of $1,000,000 and grants Mr. Chill the exclusive right to designate his beneficiary thereunder.

     Jon P. Beckman was employed by the Company pursuant to an employment agreement dated October 1, 1989, as amended, which expired on October 1, 1995. Mr. Beckman's annual salary pursuant to this agreement in fiscal 1995 was $147,130. The Company provides for the purchase of a term life insurance policy in the face amount of $300,000 and grants Mr. Beckman the exclusive right to designate his beneficiary thereunder.

     Ralph Kenner was employed by the Company pursuant to an employment agreement dated October 1, 1989, as amended, which expired on October 1, 1995. Mr. Kenner's annual salary pursuant to this agreement in fiscal 1995 was $145,973.

     W. Gardner Wright was employed by the Company pursuant to an employment agreement dated July 1, 1993, which expired on October 1, 1995. Mr. Wright's annual salary pursuant to this agreement in fiscal 1995 was $235,664.

     The Company does not currently intend to enter into new employment agreements with Messrs. Chill, Beckman, Kenner and Wright.

In addition, a maximum of $115,000 is payable in the event a "change in control" provision contained in Mr. Sinicropi's contract is triggered.


INCENTIVE COMPENSATION AND BONUS PLANS

    The Company has adopted for fiscal 1996 incentive plans for each of its divisions similar to those in effect during fiscal 1995, 1994 and 1993. Each provides for the payment of bonuses to certain key employees if the particular division achieves at least a designated minimum amount of operating profit for the fiscal year.


RETIREMENT PLAN

    The Company has established a retirement plan (the "Retirement Plan") under
Section 401(k) of the Internal Revenue Code of 1986, as amended, effective October 1, 1986. Employees who have completed at least one year of service with the Company qualify for participation in the Retirement Plan. A participant may contribute an amount ranging from one percent (1%) to twenty percent (20%) of his or her annual compensation not to exceed $150,000, which contribution in no event may exceed a limit set annually by the Internal Revenue Service ($9,240 in 1995). All participant contributions, together with earnings thereon, are fully vested. The Company currently makes matching contributions of $0.50 for each dollar contributed to the Retirement Plan by a participant up to a maximum of three percent (3%) of such participant's annual compensation. In addition, the Company may, but has not elected to, contribute to the Retirement Plan a portion of its net profits as determined by its Board of Directors. Employer contributions vest over three to seven years. The account balance of a participant is paid to the participant or his beneficiary, beginning with the participant's retirement or separation from service, in a lump sum, or installments over the life expectancy of the participant, as selected by the participant.






OPTION PLANS

    Directors Plan.

    Under the Company's 1994 Stock Option Plan for Non-Employee Directors (the "Directors Plan"), Messrs. Dana, Seidler, Shortt and Voigt were granted non-qualified stock options (the "Directors Options") to purchase 0.24975, 0.4995,
0.1665 and 0.1665 shares of Common Stock, respectively. At the time the Directors Plan was adopted, the Company had (and continued to have as at December 1, 1995) 49.95 shares of Common Stock outstanding. The Directors Plan does not provide for any further grants of options thereunder.

    The purchase price of the shares of Common Stock subject to the Directors Options was determined by reference to the fair market value of the Common Stock, as determined by the DP Committee (as defined below), at the time Messrs. Dana, Seidler, Shortt and Voigt became members of the Board of Directors. As at December 1, 1995, 75% of the number of shares of Common Stock subject to each Director Option had vested and become exercisable. As Company employees, Messrs. Beckman and Chill are not eligible to participate in the Directors Plan. In the event that the outstanding shares of Common Stock are changed by reason of reorganization, merger, consolidation, recapitalization, reclassification, stock split, combination or exchange of shares and the like, or dividends payable in Common Stock, an appropriate adjustment shall be made by the DP Committee in the aggregate number of shares of Common Stock available under the Directors Plan and in the number of shares and price per share subject to outstanding Director Options. The term of each Director's Option is ten years from date of grant.

    Management Plan.

     Under the Company's 1994 Stock Option Plan (the "Management Plan"), incentive stock options ("ISOs"), as provided in Section 422A of the Internal Revenue Code, and non-qualified stock options may be granted to any full-time employee of the Company or its subsidiaries. The maximum aggregate number of shares of Common Stock that may be issued under the Management Plan is 4.24575. At the time the Management Plan was adopted, the Company had (and continued to have as at December 1, 1995) 49.95 shares of Common Stock outstanding. As at December 1, 1995, options to purchase an aggregate of 2.736225 shares of Common Stock had been granted under the Management Plan. Of such amount, Messrs. Chill, Beckman, Wright, Freed, Kenner and other key managers hold options to purchase 0.953913, 0.351442, 0.288684, 0.288684, 0.288684 and 0.564818 shares of
Common Stock, respectively. Options may not be granted under the Management Plan after August 28, 2004.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As at December 1, 1995, all of the issued and outstanding capital stock of the Company was owned by the Partnership. See "Renumeration of Directors and Officers - Option Plans". Management L.P. is the sole general partner of the Partnership. Synthetic G.P. is the sole general partner of Management L.P. By virtue of these relationships, Synthetic G.P. controls the management and affairs of the Partnership.

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

    The address of the Partnership is 309 LaFayette Road, Chickamauga, Georgia, 30707.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During fiscal 1995, the Company paid legal fees totaling approximately $140,000 to the law firm of Watson & Dana located in LaFayette, Georgia. Mr. Dana, a director of the Company, is a member of Watson & Dana.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
      AND REPORTS ON FORM 8-K


(a)  Index to Consolidated Financial Statements:

                                                                  Page No. of
                                                          Financial Statement
   (1)Financial Statements:

      Independent Auditors' Report                    F-1
      Consolidated Balance Sheets                     F-2
      Consolidated Statements of Operations           F-3
      Consolidated Statements of Changes in
         Stockholder's Equity                         F-4
      Consolidated Statements of Cash Flows           F-5
      Notes to Consolidated Financial Statements      F-6


(b) No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended September 30,1995.

(c)   Exhibits:  See exhibit index immediately following Item 14.

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

EXHIBIT INDEX


Location in
Sequential
Page Numbering
System

            The following are the Exhibits as required by Item 14 (c).

      1    2.1  Acquisition Agreement dated November 21, 1986 between
            Synthetic Industries, Inc., Synthetic Industries Limited, Polyweave Corporation, the shareholders of Synthetic Industries, Inc., Synthetic Industries Limited and SI Holding Inc. including exhibits thereto.

      1    2.2  Plan and Agreement of Merger dated December 4, 1986.

      2    2.3 Asset Purchase Agreement dated October 12, 1990 between
            Synthetic Industries, Inc. and Chicopee.

      2    3.1 Certificate of Incorporation of Synthetic Industries, Inc.
            (including all amendments to date) filed with the Secretary of the State of Delaware.

      2    3.2  Amended and Restated By-Laws of Synthetic Industries, Inc.
            (including all amendments to date).

      4    4.1  Form of Indenture between Synthetic Industries, Inc. and
            United States Trust Company of New York, Trustee, in respect to the 12-3/4% Senior Subordinated Debentures due 2002.

      9 4.2 Supplemental Form of Indenture between Synthetic Industries, Inc. and United States Trust Company of New York, Trustee, in respect to the 12-3/4% Senior Subordinated Debentures due 2002.

      9    10.1  Fourth Amended and Restated Revolving Credit and Security
            Agreement dated as of October 20, 1995 among Synthetic Industries, Inc., The First National Bank of Boston and other Lenders listed on
            Schedule I thereto, and The First National Bank of Boston, as agent on behalf of the Lenders.

      9 10.2 Amendment No. 1 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

      2    10.3  US Patent No. 4,867,614, Reinforced Soil and Method (Exp.
            December 13, 2003).

      2 10.4 US Patent No.4,790,691, Fiber Reinforced Soil and Method (Exp. December 13, 2003).

      2    10.5  US Patent No. 5,007,766, Shaped Barrier for Erosion Control
            and Sediment Collection (Exp. April 16, 2008).

           10.6  Fiscal 1994 Management Incentive Bonus Plan.

      1    10.7  Lease agreement dated November 22, 1971 between Murray Sobel and Synthetic Industries, Inc. (including all amendments to date).

      1    10.8  Lease agreement dated February 13, 1969, between Murray Sobel and wife, Marcela S. Sobel, and Joseph F. Decosimo, Frank M. Thompson and Murray Sobel, Trustees and Synthetic Industries, Inc. (including all amendments to date).

      2    10.9  Lease agreement dated December 17, 1990 between Chicopee and
            Synthetic Industries, Inc.

      2    10.10  Lease agreement dated January 17, 1991 between Herchel L.
            Webster and Allie Ree Webster and Synthetic Industries, Inc. (the "Lumite Lease").

      6     10.11  Amendment to the Lumite Lease dated October 1, 1992.

      2    10.12  Consulting Agreement dated July 23, 1991 between Texpro
            Limitada y Cia S.C.A. and Synthetic Industries, Limited.

      2    10.13  Employment Agreement dated September 2, 1991 between John M.
            Long and Synthetic Industries, Inc.

      7    10.14  Supply Contract between Eastman Chemical Products, Inc. and
            Synthetic Industries, Inc. dated December 13, 1991.

      2    10.15  Agreement dated February 18, 1986 between Leonard Chill and
            Synthetic Industries, Inc.

      2    10.16 Agreement dated February 18, 1986 between Richard E. Hingson and Synthetic Industries, Inc.

      2    10.17  Agreement dated February 18, 1986 between Ralph A. Kenner and Synthetic Industries, Inc.

      2    10.18 Agreement dated February 18, 1986 between Blake M. Putnam and
            Synthetic Industries, Inc.

      2    10.19 Agreement dated February 18, 1986 between Gardner Wright, Jr.
            and Synthetic Industries, Inc.

      2    10.20  Agreement dated September 2, 1991 between John M. Long and
            Synthetic Industries, Inc.

      2    10.21  Agreement dated July 16, 1990 between Charles T. Koerner and
            Synthetic Industries, Inc.

      2    10.22  Agreement dated September 1, 1984 between Robert J. Breyley,
            Sr. and Fibermesh Company.

      9     10.23  Agreement dated April 27, 1995 between Joseph Sinicropi and
             Synthetic Industries, Inc.

      8     10.24  1994 Stock Option Plan for Non-Employee Directors

      8     10.25  1994 Stock Option Plan

      2     21.  List of Subsidiaries of Synthetic Industries, Inc.

            27.  Financial Data Schedule

--------------
1 Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-11479) as filed with the Securities and Exchange Commission on January 23, 1987 and incorporated herein by reference.

2 Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-51206) as filed with the Securities and Exchange Commission on August 24, 1992 and incorporated herein by reference.

3 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.

4 Filed as an exhibit to the Company's Amendment No. 3 to the Registration on Form S-1 (33-51206) as filed with the Securities and Exchange Commission on December 4, 1992 and incorporated herein by reference.

5 Filed as an exhibit to the Partnership's Registration Statement on Form 10 (0-21548) as filed with the Securities and Exchange Commission on April 16, 1993 and incorporated herein by reference.

6 Filed as an exhibit to the Partnership's Amendment No. 1 to the Registration Statement on Form 10 (0-21548) as filed with the Securities and Exchange Commission on August 10, 1993 and incorporated herein by reference.

7 Pursuant to an order dated October 19, 1992, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit under Rule 406 of the Securities Act of 1933, as amended.

8 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference.

9 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.











INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Synthetic Industries, Inc.
Chickamauga, Georgia


We have audited the accompanying consolidated balance sheets of Synthetic Industries, Inc. (a wholly owned subsidiary of Synthetic Industries, L.P.) and its subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synthetic Industries, Inc. and subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.
As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for income taxes during the year ended September 30, 1993.




Deloitte & Touche LLP


November 17, 1995
New York, New York




                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                      SEPTEMBER 30,
         ASSETS                                   1995           1994

CURRENT ASSETS:
  Cash                                         $     108       $   117
  Accounts receivable, net (Note 3)               47,947        39,094
  Inventory (Note 4)                              45,597        32,520
  Other current assets (Note 5)                   14,708        10,859
                                                --------      --------
      TOTAL CURRENT ASSETS                       108,360        82,590

PROPERTY, PLANT AND EQUIPMENT, net (Note 6)      116,729       115,050

OTHER ASSETS (Note 7)                             87,211        90,293
                                                --------      --------
                                                $312,300      $287,933
                                                ========      ========

          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $24,021      $ 18,767
  Accrued expenses and other
    current liabilities                            7,378         6,944
  Income taxes payable (Note 11)                   1,455           482
  Interest payable                                 6,427         6,247
  Current maturities of
    long-term debt (Note 8)                           40         6,036
                                                --------      --------
         TOTAL CURRENT LIABILITIES                39,321        38,476

LONG-TERM DEBT (Note 8)                          192,048       172,490

DEFERRED INCOME TAXES (Note 11)                   23,175        21,150
                                                --------      --------
                                                 254,544       232,116
                                                --------      --------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDER'S EQUITY:
  Common stock, $1 par value:
    Authorized, issued and
    outstanding 49.95 shares                           -             -
  Additional paid-in capital                      69,300        69,300
  Cumulative translation adjustments                  29            26
  Deficit                                        (11,573)      (13,509)
                                               ---------       -------
      TOTAL STOCKHOLDER'S EQUITY                  57,756        55,817
                                               ---------       -------
                                                $312,300      $287,933
                                               =========      ========

                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)



                                                YEAR ENDED SEPTEMBER 30,
                                            1995          1994         1993

Net sales                                $271,427       $234,977      $210,516
Costs and expenses:
  Cost of sales                           194,706        152,305       142,181
  Selling expenses                         24,273         21,815        19,395
  General and administrative expenses      21,195         17,588        16,404
  Amortization of excess of purchase
   price over net assets acquired
   and other intangibles                    2,566          2,499         2,615
                                         --------        -------       -------
                                          242,740        194,207       180,595
                                         --------        -------       -------
      Operating income                     28,687         40,770        29,921
                                         --------        -------       -------
Other expenses:
  Interest expense                         22,514         20,011        20,854
  Amortization of deferred financing
    and organization costs                    737            739           933
                                         --------        -------       -------
                                           23,251         20,750        21,787
                                         --------        -------       -------
Income from continuing operations
 before provision for income taxes          5,436         20,020         8,134

Provision for income taxes
    (Note 11)                               3,500          8,600         4,472
                                         --------        -------       -------
Income from continuing operations           1,936         11,420         3,662

Reversal of provision for discontinued
 operations (Note 12)                           -              -         1,420
                                         --------        -------       -------
Income before extraordinary item
 and cumulative effect of change
 in accounting principle                        -              -         5,082

Extraordinary item - Loss
 from early extinguishment of
 debt (Note 9)                                  -              -        (8,892)

Cumulative effect on prior years
 of change in accounting principle
 for income taxes                               -              -        (8,500)
                                         --------      ---------    ----------
NET INCOME (LOSS)                         $ 1,936       $ 11,420     $ (12,310)
                                         ========      =========    ==========





                 See notes to consolidated financial statements




                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                            (IN THOUSANDS OF DOLLARS)




                                     ADDITIONAL CUMULATIVE
                               COMMON PAID-IN  TRANSLATION
                                STOCK CAPITAL  ADJUSTMENTS DEFICIT     TOTAL


Balance, October 1, 1992       $  -    $69,300     $  19   $(12,619)   $56,700

Net loss                          -          -         -    (12,310)   (12,310)

Foreign currency translation      -          -        33          -         33
                              -----   --------     -----   --------    -------
Balance, September 30, 1993       -     69,300        52    (24,929)    44,423

Net income                        -          -         -     11,420     11,420

Foreign currency translation      -          -       (26)         -        (26)
                              -----   --------     -----    -------     ------
Balance, September 30, 1994       -     69,300        26    (13,509)    55,817

Net income                        -          -         -      1,936      1,936

Foreign currency translation      -          -         3          -          3
                              -----   --------     -----    -------     ------
Balance, September 30, 1995   $   -    $69,300     $  29   $(11,573)   $57,756
                              =====   ========     =====   =========   =======

















                 See notes to consolidated financial statements




                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                               Year ended September 30,
                                          1995         1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before extraordinary item
      and cumulative effect of
      change in accounting principle   $  1,936     $  11,420        $  5,082

  Adjustments to reconcile net income
       to net cash provided by operations:
  Provision for loss on disposal
      of discontinued operations
      (net of tax)                            -             -          (1,420)
  Depreciation                           11,634         9,152           8,515
  Amortization of intangibles,
      deferred financing
      and organizational costs            3,303         3,238           3,558
  Deferred income taxes                   (355)         3,830           5,489
  Provision for bad debts                 3,363           217             383
  Loss on disposal of equipment               -           266             751
  Change in assets and liabilities,
      net of disposition:
  Increase in accounts receivable       (12,212)       (2,861)         (5,335)
  (Increase) decrease in inventory      (13,076)       (7,255)          1,758
  Increase in other current assets       (1,469)         (632)           (647)
  Increase (decrease) in
      accounts payable                    5,254         5,348          (1,700)
  Increase in accrued expenses and
      other current liabilities             434           533           2,499
  Increase (decrease) in income
      taxes payable                         973           482            (356)
  Increase in interest payable              180           224           5,757
                                        -------       -------       ---------
     Cash (used in) provided by
        operating activities                (35)       23,962          24,334
                                        -------       -------       ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property,
      plant and equipment               (13,313)      (31,866)        (11,759)
                                       --------       -------        --------
         Cash used in investing
            activities                  (13,313)      (31,866)        (11,759)
                                       --------       -------        --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan             11,000             -          30,000
  Repayments under term loan             (6,000)       (6,000)        (19,303)
  Issuance of 12 3/4% senior
     subordinated debentures                  -             -         140,000
  Redemption of 11 1/2% senior
     subordinated debentures                  -             -        (116,344)
  Repayment costs on early
     extinguishment of debt                   -             -            (720)
  Repayment of junior
     subordinated debenture                   -             -         (17,093)
  Net borrowing (repayment) under
     revolving credit line                8,598        13,802         (23,298)
  Repayments of other long term debt        (36)          (31)            (28)
  Other assets                             (221)            -          (5,784)
                                        -------        ------          ------
      Cash provided by (used in)
         financing activities            13,341         7,771         (12,570)
      Effect of exchange rate
         changes on cash                     (2)           (3)             (1)
                                        -------        ------          ------
NET (DECREASE) INCREASE  IN CASH             (9)         (136)              4
CASH AT BEGINNING OF PERIOD                 117           253             249
                                         -------       ------          ------
CASH AT END OF PERIOD                    $  108        $  117          $  253
                                         =======       ======          ======

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                              $ 22,334     $ 19,787        $ 14,913
  Income taxes                             2,882        3,901               -

See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)


1.ORGANIZATION

  Synthetic Industries, Inc., a Delaware corporation (the "Company"), manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications. The Company's diverse mix of products are marketed to the floor covering, construction and technical textile markets for such end-use applications as carpet backing, geotextiles, erosion control, concrete reinforcement and furniture construction fabrics.


2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.

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

  INVENTORY

  Inventory is stated at the lower of cost, determined using the first-in, first-out method, or market.
  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method based on estimated useful lives, as follows:

                   Building and improvements       25 years
                   Machinery and equipment         14 years

  Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease. Expenses for repairs, maintenance and renewals are charged to operations as incurred. Expenditures which improve an asset or extend its useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the results of operations

  The Company had capitalized interest costs of $255, $729 and $283 in fiscal 1995, 1994 and 1993, respectively.

  INCOME TAXES

  The Company accounts for income taxes using an asset and liability approach in accordance with Statement of Financial Standards No. 109 ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the statement of operations for the period that includes the enactment date.

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

  DEFERRED FINANCING AND INTANGIBLE ASSETS

  Deferred financing costs are amortized over periods from 5 to 12 years. Intangible assets consist of a trademark and patent on Fibermeshr which are amortized on a straight-line basis over 40 and 5 years, respectively.






  EARNINGS PER SHARE INFORMATION

  The Company is owned by one stockholder. As such, earnings per share information is not considered relevant and is not presented in the consolidated financial statements or notes thereto.

  RECLASSIFICATION OF PRIOR FINANCIAL STATEMENTS

  Certain reclassifications have been made to previous years' financial statements to conform with 1995 classifications.


3.ACCOUNTS RECEIVABLE

  Accounts receivable are presented net of the doubtful allowances of $4,053, $1,201 and $1,090 for fiscal 1995, 1994 and 1993, respectively. Amounts written off against established allowances were $511, $217 and $383 for the years ended September 30, 1995, 1994 and 1993, respectively.

  Most of the Company's carpet backing sales are with customers located in Georgia. Net sales to one customer represented 18%, 18% and 17%, respectively, of consolidated net sales for the fiscal years presented.

4.INVENTORY
                                  SEPTEMBER 30,
                                 1995      1994

         Finished goods       $ 27,867    $ 20,580
         Work in process         5,541       5,263
         Raw materials          12,189       6,677
                              --------    --------
                              $ 45,597    $ 32,520
                              ========    ========


5.OTHER CURRENT ASSETS
                                   SEPTEMBER 30,
                                 1995      1994

         Prepaid supplies      $ 7,192    $ 6,416
         Deferred tax assets     5,465      3,085
         Other                   2,051      1,358
                               -------    -------
                               $14,708    $10,859
                               =======    =======


6.PROPERTY, PLANT AND EQUIPMENT

                                              SEPTEMBER 30,
                                            1995             1994

         Land                             $  3,511        $  3,061
         Buildings and improvements         23,457          21,183
         Machinery and equipment and
           leasehold improvements          151,921         141,332
                                          --------         -------
                                           178,889         165,576
         Accumulated depreciation           62,160          50,526
                                          --------         -------
                                          $116,729        $115,050
                                          ========        ========




7.OTHER ASSETS

                                               SEPTEMBER 30,
                                            1995          1994

      Excess of purchase price
         over net assets acquired          $99,818       $99,818
      Intangible assets                      3,546         4,485
      Deferred financing and
         organizational costs               12,230        12,034
                                          --------       -------
                                           115,594        116,337
      Accumulated amortization              28,383         26,044
                                          --------       --------
                                          $ 87,211       $ 90,293
                                          ========       ========

The excess of purchase price over net assets acquired arose from the purchase of the Company's Common Stock in 1986.




8.LONG-TERM DEBT

Long-term debt consists of the following at September 30:
                                                        1995         1994
    Secured revolving credit facility (a):
      Secured revolving credit portion                $ 24,727     $ 16,129
      Term loan portion                                 26,000       21,000
    12 3/4% senior subordinated debentures (b)         140,000      140,000
    Other                                                1,361        1,397
                                                      --------      -------
                                                       192,088      178,526
    Less current portion                                    40        6,036
                                                      --------      -------
    Total long-term portion                          $ 192,048     $172,490
                                                     =========     ========


  A.THE SECURED REVOLVING CREDIT FACILITY

     On January 13, 1995, the Company and its lenders entered into a Third Amended and Restated Revolving Credit Agreement (as amended to date, the "Credit Facility"). The Company's term loan portion of the Credit Facility increased to $30,000 from $19,000. Expenses associated with the Credit Facility of $196 were incurred and are included within the deferred financing and organizational costs. Prior to the execution of the Fourth Amended and Restated Revolving Credit Agreement (the "Amended Credit Facility") on October 20, 1995, such term loan was payable in equal monthly installments of $500, plus interest beginning on February 1, 1995. The Company entered into the Amended Credit Facility, with a termination date of October 20, 2001, which provides for term loan borrowings of $45,000 of which $10,000 is payable in 1999 and $17,500 is payable in each of 2000 and 2001. Accordingly, at September 30, 1995, all term loan borrowings are classified as long term.

     The revolving credit loan portion of the Amended Credit Facility (the "Revolver") provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. At September 30, 1995, the Company had $9,173 available under the Revolver. Under the Amended Credit Facility, the maximum amount available for borrowing under the revolving credit loan portion is increased to $40,000.

     The Amended Credit Facility permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate plus .75% (9.5% at September 30, 1995) or (ii) for Eurodollar borrowings based on the Interbank Eurodollar rate at the time of conversion plus 2.5% or 2.75% for term loan or revolver advances, respectively (8.5% to 8.625% at September 30, 1995). The Credit Facility contained similar provisions for payment of interests thereunder.

     The Amended Credit Facility provides for borrowings under letters of credit of up to $3,000, which borrowings reduce amounts available under the Revolver. The Company is required to pay a .375% fee on the unused portion of the commitment and an agency fee of $150 per annum.

     The Amended Credit Facility is collateralized by substantially all of the Company's assets and contains covenants related to the maintenance of certain operating and working capital levels and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its Common Stock is restricted by both the Amended Credit Facility and the indenture relating to the Debentures discussed below. The Credit Facility was similarly collaterialized and contained like limitations and restrictions.


  B.SENIOR SUBORDINATED DEBENTURES

     On December 14, 1992, the Company issued $140,000 of 12-3/4% Senior Subordinated Debentures due 2002 (the "Debentures"), which represent unsecured obligations of the Company. The Debentures are redeemable at the option of the Company at any time on or after December 1, 1997, initially at 106.375% of their principal amount, together with accrued interest, with declining redemption prices thereafter. Interest on the Debentures is payable semi-annually on June 1 and December 1.

     The fair value of the Company's Debentures is estimated based on quoted market prices for the Debentures in the over-the-counter market. The estimated fair value of the Debentures at September 30, 1995 is 97.5% of their face amount or $136,500.

Approximate aggregate minimum annual payments due on long term debt, inclusive of additional borrowings pursuant to the Amended Credit Facility, for the subsequent five years are as follows: 1996, $40; 1997, $45; 1998, $50; 1999,
$10,057; 2000, $42,291; and thereafter, $158,605.

9.EXTINGUISHMENT OF DEBT

On January 13, 1993, the Company's 11-1/2% Senior Subordinated Debentures, due 1999 (the "Old Debentures"), with a principal amount of $110,000, were redeemed at 105.11% of the principal amount thereof. On April 22, 1993, the Company redeemed a $40,000 maturity value zero coupon junior subordinated debenture scheduled to mature on December 1, 1999, for $17,488. Also in fiscal 1993, deferred financing fees and prepayment costs associated with a prior credit facility were written off. The principal amounts, related prepayment costs and unamortized issuance costs resulted in an extraordinary loss of $8,892 (net of tax benefit of $5,392).



10.  COMMITMENTS AND CONTINGENCIES

  A.LEASE COMMITMENTS

     The Company leases certain factory and warehouse buildings and equipment under long-term operating leases expiring through 2009. Future minimum lease payments under noncancellable operating leases at September 30, 1995 are as follows:

                                       Operating
         Year                             leases

         1996                             $3,755
         1997                              2,637
         1998                              1,707
         1999                              1,248
         2000                              1,080
         Thereafter                        1,461

         Total                           $11,888


     Total rental expense for the above operating leases and other short-term leases for the fiscal years 1995, 1994 and 1993 was $3,731, $4,684 and $4,340, respectively.

  B.CAPITAL EXPENDITURES

     In fiscal 1996, the Company plans a $35,000 expansion of its manufacturing facilities of which $3,028 is committed at September 30, 1995.

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




11.  INCOME TAXES

  Income tax expense for each of the years presented is determined in accordance with SFAS 109. The Company adopted SFAS 109 as of October 1, 1992 and reflected a charge of $8,500 representing the cumulative effect of this accounting change on net income.

  The provision (benefit) for income taxes is as follows:
                                          YEAR ENDED SEPTEMBER 30,
                                      1995     1994       1993
     Current:
       Federal                      $3,180    $3,770   $  (764)
       State                           400     1,000      (200)
       Foreign                         275         -         -
                                     -----     -----     -----
                                     3,855     4,770      (964)
                                     -----     -----     -----
     Deferred:
       Federal                        (218)    3,405       795
       State                          (137)      425        49
                                     ------    -----     -----
                                      (355)    3,830       844
                                     ------    -----     -----
     Total taxes on income           $3,500   $8,600   $  (120)
                                     ======   ======   ========

The Omnibus Budget Reconciliation Act of 1993 (the "Tax Act"), enacted in August 1993, increased the statutory corporate income tax 1% (to 35%) and made other changes concerning the deductibility of certain costs in determining taxable income. Provisions of the Tax Act were effective retroactive to January 1, 1993. As a result and in accordance with SFAS 109, deferred federal income tax expense was increased by $423 in the quarter ended September 30, 1993.

A reconciliation of US income tax from continuing operations computed at the statutory rate and actual tax expense is as follows:
                                               YEAR ENDED SEPTEMBER 30,
                                               1995       1994      1993

     Amount computed at statutory rate        $1,900     $7,007    $2,522

     State and local taxes less applicable
       federal income tax                        270        747       289

     Amortization of goodwill                    873        871       915

     Other nondeductible expenses                210        348       142

     Effect of federal tax rate increase           -          -       423

     Other, net                                  247       (373)      181
                                              ------     ------    ------
                                              $3,500     $8,600    $4,472
                                              ======     ======    ======


The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                          YEAR ENDED SEPTEMBER 30,
                                             1995           1994

     Property, plant and equipment           $22,121        $20,058
     Trademarks and patents                    1,054          1,092
                                             -------        -------
     Total deferred liabilities               23,175         21,150
                                             -------        -------

     Receivables                               1,609            480
     Inventory                                   628            397
     Accrued expenses                          1,581            691
     AMT credit carryforward                   1,647          1,517
                                             -------        -------
     Total deferred assets                     5,465          3,085
                                             -------        -------
     Net deferred liability                  $17,710        $18,065
                                             =======        =======

  United States Income tax returns for fiscal years 1992 and 1993 are currently under examination by the Internal Revenue Service. In the opinion of management, adjustments resulting from the examination will not have a material adverse effect on the Company's consolidated financial position or results of operations.

12.  DISCONTINUED OPERATIONS

  On March 15, 1993, the Company completed the disposal of its Irish manufacturing operations, which had been accounted for as a discontinued operation. In fiscal 1993, the Company reduced amounts previously provided for the loss on disposal by $1,420 (net of $800 tax provision).

13.  RETIREMENT PROGRAMS

  For US employees, the Company maintains a trusteed profit-sharing plan ("Plan") which is qualified under Section 401(k) of the Internal Revenue Code. All full-time employees over the age of 21 who have been employed continuously for at least one year are eligible for participation in the Plan. The Company may, but has not elected to, contribute a portion of its profits to the Plan, as determined by the Board of Directors. Employer contributions vest over 3 to 7 years. The Company has elected to match employee contributions to the Plan on a 50% basis but not to exceed 3% of the employee's annual compensation. During fiscal years 1995, 1994 and 1993, the Company contributed $921, $891 and $813, respectively. The Plan provides for the Company to bear the expense of the administration of the Plan. Pension expense on the foreign plans is not significant.



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

  In August 1994, the Company adopted a stock option plan ( the "Management Plan") for its key employees which provides for the grant of "incentive stock options," within the meaning of Section 422A of the Internal Revenue Code, and non-qualified options. The maximum aggregate number of shares of Common Stock that may be issued under the Management Plan is approximately 4.25 shares. As of September 30, 1995 options to purchase an aggregate of approximately 2.7 shares of Common Stock had been granted.






                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHETIC INDUSTRIES, INC.


By:  /s/ Leonard Chill
         Leonard Chill
         President


Dated:  December 7, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on the behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Leonard Chill
        Leonard Chill              President and Director
Dated:   December 7, 1995


By:/s/ Jon P. Beckman
       Jon P. Beckman              Vice President - Finance, Treasurer,
Dated:   December 7, 1995          Secretary and Director (Chief Financial
                                   Officer, Principal Accounting Officer)

By: /s/ Joseph F. Dana
        Joseph F. Dana             Director
Dated:   December 7, 1995


By: /s/ Lee J. Siedler
        Lee J. Seidler             Director
Dated:   December 7, 1995


By:/s/ William J. Shortt
       William J. Shortt           Director
Dated:    December 7, 1995


By:/s/ Robert L. Voigt
       Robert L. Voigt             Director
Dated:     December 7, 1995

_______________________________
1 The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA is not a concept contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or cash flows from operating activities.

2 This amount consists of $5,424 of insurance premiums paid by the Company under a term life insurance policy; $1,813 pertaining to an auto allowance; and $4,620 contributed by the Company under the Retirement Plan. See "Retirement Plan".

3 This amount consists of $2,928 of insurance premiums paid by the Company under a term life insurance policy; $3,245 pertaining to an auto allowance; and $4,138 contributed by the Company under the Retirement Plan. See "Retirement Plan".

4 This amount consists of $4,482 contributed by the Company under the Retirement Plan and $2,994 pertaining to an auto allowance. See "Retirement Plan".

5 This amount consists of $4,005 contributed by the Company under the Retirement Plan and $542 pertaining to an auto allowance. See "Retirement Plan".

6 This amount consists of $3,329 contributed by the Company under the Retirement Plan and $285 pertaining to an auto allowance. See "Retirement Plan".