Form 10-Q
period 1995-12-31
SYNTHETIC INDUSTRIES INC
filed 1996-02-12
CIK 809803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1995

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

                       Common Stock, $1.00 par value -- $0

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                                                             Outstanding at
Class                                                      February 12, 1996
Common Stock, $1.00 par value                                     49.95


PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION
                            SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE INFORMATION)


                                              DECEMBER 31,     SEPTEMBER 30,
         ASSETS                                   1995             1995

CURRENT ASSETS:
  Cash                                          $   529           $  108
  Accounts receivable, net of allowance for
      doubtful accounts of $4,093 and $4,053     37,204           47,947
  Inventory (Note 3)                             41,330           45,597
  Other current assets                           15,510           14,708
                                                -------          --------
      TOTAL CURRENT ASSETS                       94,573          108,360

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)     120,936          116,729

OTHER ASSETS                                     86,452           87,211
                                               --------         --------
                                               $301,961         $312,300
                                               ========         ========
          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $ 20,840         $ 24,021
  Accrued expenses and other
    current liabilities                           5,609            7,378
  Income taxes payable (Note 6)                     664            1,455
  Interest payable                                2,236            6,427
  Current maturities of long-term debt
    (Note 5)                                         42               40
                                                -------          -------
      TOTAL CURRENT LIABILITIES                  29,391           39,321

LONG-TERM DEBT (Note 5)                         193,204          192,048

DEFERRED INCOME TAXES  (Note 6)                  23,525           23,175
                                                -------          -------
                                                246,120          254,544
                                                -------          -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $1 par value:
    Authorized, issued and outstanding
     49.95 shares                                     -                -
  Additional paid-in capital                     69,300           69,300
  Cumulative translation adjustments                 11               29
  Deficit                                       (13,470)         (11,573)
                                                 ------           ------
      TOTAL STOCKHOLDER'S EQUITY                 55,841           57,756
                                               --------         --------
                                               $301,961         $312,300
                                               ========         ========

                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)



                                        FOR THREE MONTHS ENDED DECEMBER 31

                                                    1995          1994

Net sales                                          $64,608       $58,012
Costs and expenses:
  Cost of sales                                     49,917        42,027
  Selling expenses                                   5,716         5,455
  General and administrative expenses                4,971         4,608
  Amortization of excess of purchase price over net
     assets acquired and other intangibles             648           635
                                                    ------        ------
                                                    61,252        52,725
                                                    ------        ------

      Operating income                               3,356         5,287
                                                    ------        ------
Other expenses:
  Interest expense                                   5,680         5,418
  Amortization of deferred financing
     and organization costs                            173           182
                                                    ------        ------
                                                     5,853         5,600
                                                    ------        ------
Loss before income tax benefit                      (2,497)         (313)

Income tax benefit  (Note 6)                          (600)          (29)
                                                    ------        ------

NET LOSS                                         $  (1,897)    $    (284)
                                                    ======        ======





                 See notes to consolidated financial statements

                            SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                              THREE MONTHS ENDED DECEMBER 31,
                                                         1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $   (1,897)     $   (284)
  Adjustments to reconcile net loss
   to net cash provided by (used in) operations:
   Depreciation                                         3,187         2,784
   Amortization of deferred financing and organization
      costs and intangibles                               821           817
   Provision for bad debts                                 42            (5)
   Deferred income taxes                                 (720)          (70)
   Change in assets and liabilities:
   Decrease in accounts receivable                     10,701         2,198
   Decrease (increase) in inventory                     4,267        (4,530)
   Decrease (increase) in other current assets            268          (547)
   Increase in deferred financing costs                   (62)            -
   Increase in intangibles                                  -           (21)
   (Decrease) increase in accounts payable             (3,181)        2,182
   Decrease in accrued expenses and other
      current liabilities                              (1,769)       (2,542)
   Decrease in income taxes payable                      (791)         (482)
   Decrease in interest payable                        (4,191)       (4,506)
                                                       -------       -------
    Cash provided by (used in) by
       operating activities                             6,675        (5,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (7,394)       (5,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the term loan                       19,500             -
  Repayments under term loan                             (500)       (1,500)
  Net (repayments) borrowings under secured
     revolving credit line                            (17,833)       12,252
  Repayments of other long term obligations                (9)           (9)
                                                       ------        ------
      Cash provided by financing activities             1,158        10,743

      Effect of exchange rate changes on cash             (18)           53
                                                       ------        ------
NET INCREASE (DECREASE) IN CASH                           421            (1)

CASH AT BEGINNING OF PERIOD                               108           117
                                                     --------        ------
CASH AT END OF PERIOD                                $    529      $    116
                                                     ========      ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                           $  9,871       $ 9,924
  Income taxes                                            911           899

                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)

                (INFORMATION AS OF DECEMBER 31, 1995 AND FOR THE
             PERIODS ENDING DECEMBER 31, 1995 AND 1994 IS UNAUDITED)


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


2.INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of December 31, 1995 and for the periods ended December 31, 1995 and 1994 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at December 31, 1995 and 1994, and the results of operations for the three months then ended have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements of the Company's Form 10-K for the fiscal year ended September 30, 1995. Operating results for the three months ended December 31, 1995 may not necessarily be indicative of the results that may be expected for the full year.


3.INVENTORY
                                        December 31,   September 30,
                                            1995           1995

         Finished goods                   $24,614        $ 27,867
         Work in process                    5,436           5,541
         Raw materials                     11,280          12,189
                                          -------        --------
                                          $41,330        $ 45,597
                                          =======        ========


4.PROPERTY, PLANT AND EQUIPMENT

                                        December 31,   September 30,
                                           1995             1995

         Land                            $  3,511         $  3,511
         Buildings and improvements        23,457           23,457
         Machinery and equipment and
           leasehold improvements         159,315          151,921
                                          -------          -------
                                          186,283          178,889
         Accumulated depreciation          65,347           62,160
                                          -------          -------
                                         $120,936         $116,729
                                          =======          =======


5.LONG-TERM DEBT

                                             December 31,      September 30,
                                                 1995              1995


         Secured revolving credit facility:
          Secured revolving credit portion       6,894             24,727
          Term loan portion                     45,000             26,000
         12 3/4% Senior subordinated
          debentures                           140,000            140,000
         Other                                   1,352              1,361
                                               -------            -------
                                               193,246            192,088
         Less current portion                       42                 40
                                               -------            -------
         Total long term portion              $193,204           $192,048
                                               =======            =======

     On October 20, 1995, the Company and its lenders entered into the Fourth Amended and Restated Revolving Credit Agreement (as amended to date, the "Amended Credit Facility"). The Amended Credit Facility, with a termination date of October 20, 2001, provides for term loan borrowings of $45,000 of which $10,000 is payable in 1999 and $17,500 is payable in each of 2000 and 2001.

     The revolving credit loan portion of the Amended Credit Facility (the "Revolver") provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. Under the Amended Credit Facility, the maximum amount available for borrowing under the Revolver was increased to $40,000. At December 31, 1995, the Company had $31,974 available for borrowing under the Revolver.

6.INCOME TAXES

  The (benefit) provision for income taxes is as follows:

                                Three Months Ended December 31,

                                  1995          1994
     Current:
       Federal                $       -            41
       State                          -             -
       Foreign                      120             -
                                  -----         -----
                                    120            41
     Deferred:                    -----         -----
       Federal                     (600)          142
       State                       (120)         (212)
                                  -----         -----
                                   (720)          (70)
                                  -----         -----
     Total benefit               $ (600)       $  (29)
                                 ======         =====

  The federal income tax provision for the three months ended December 31, 1995 and 1994 reflect the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS)


LIQUIDITY AND CAPITAL RESOURCES

  During the three months ended December 31, 1995, cash from operating activities was $6,675. This was comprised primarily of the net loss of $1,897, inclusive of noncash charges of $3,330, and collections of accounts receivable of $10,701 offset by a decrease in interest payable of $4,191. This cash from operating activities coupled with net bank borrowings of $1,158 were used primarily to finance capital expenditures of $7,394.

  The Company has planned capital expenditures of $40,000 during fiscal 1996, including a $35,000 loom expansion in Chickamauga, Georgia to be financed through operations and bank borrowings. Of this amount, $7,394 has been expended through December 31, 1995. At December 31, 1995, there was $31,974 available for borrowing under the Amended Credit Facility.

  Management's plans indicate that current and future operations will provide sufficient cash flow to satisfy the debt service requirements of the long-term debt obligations, including bank borrowings, Senior Subordinated Debentures and lease commitments.


RESULTS OF OPERATIONS FOR THE FIRST QUARTER

FISCAL 1995 COMPARED TO FISCAL 1994

The following table sets forth certain financial data for the quarters ended December 31, 1995 and 1994.

                                1995      1994

          Net sales            $64,608   $58,012
          Gross profit         14,691     15,985
          Gross profit margin    23%       28%
          EBITDA1               7,191      8,706

  Net sales increased 11% in fiscal 1996 from fiscal 1995 due primarily to unit volume growth in most product lines. Carpet backing sales grew to $33,553 in fiscal 1996, an increase of 8% over fiscal 1995 sales of $31,158. Construction/civil engineering sales increased $3,930 or 25% to $19,400 in fiscal 1996. Technical textiles sales increased 2% to $11,655 in fiscal 1996 from $11,384 in fiscal 1995.

  The decrease in gross profit, gross profit margin and EBITDA was a direct result of higher average polypropylene costs in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. While polypropylene costs began to decrease late in fiscal 1995, average polypropylene costs were approximately 40% higher in the fourth quarter of fiscal 1995 as compared to the fourth quarter of fiscal 1994. These higher polypropylene costs were included in ending inventory at September 30, 1995 and have been expensed, in cost of sales, in the first quarter of fiscal 1996. Newly purchased polypropylene costs continued to decline in the first quarter of fiscal 1996, decreasing approximately 20% from year end levels. Management believes, although there can be no assurance, that polypropylene costs will stabilize at or near the current levels during the balance of fiscal 1996.

  Polypropylene costs account for approximately 50% of the Company's cost of goods sold. Accordingly, higher prices of polypropylene without offsetting selling price increases could have a significant negative effect on the Company's results of operations and financial condition. As a result of the level of competition, the Company, to date, has been able to pass through only a portion of the polypropylene cost increases through higher selling prices of certain product lines. The Company has not experienced any shortage of supply of polypropylene, however, continued increases in demand or major supply disruptions without offsetting increases in manufacturing capacities could cause the Company future supply shortages. Management anticipates that additional polypropylene manufacturing facilities will be completed and commence production during calendar years 1996 and 1997. Historically, the creation of additional facilities has helped to relieve supply pressures.

  Direct selling expenses increased $261 to $5,716 in fiscal 1996 from $5,455 in fiscal 1995 decreasing as a percentage of sales from 9.4% to 8.8%. This increase was due to activities associated with higher sales volumes. General and administrative expenses, while remaining relatively constant at 8% of net sales, increased to $4,971 from $4,608 in the first quarter of fiscal 1995.

  Operating income decreased to $3,356 during the first quarter of fiscal 1996 from $5,287 during the first quarter of fiscal 1995. This decrease was primarily due to the factors previously discussed.

  Total interest expense for the first quarter of fiscal 1996 increased by $262 from the first quarter of fiscal 1995 due to average higher total debt outstanding.

  Net loss for fiscal 1996 was $1,897 compared to a net loss of $284 for fiscal 1995 primarily due to the effect of higher average resin prices offset by the income tax benefit of $600 associated with the loss.


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

SYNTHETIC INDUSTRIES, INC.


By:  /s/ Leonard Chill
        Leonard Chill
        President



Dated:  February 12,1996





By:  /s/  Joseph Sinicropi
        Joseph Sinicropi
        Chief Financial Officer




Dated:   February 12, 1996
_______________________________
1 The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA is not a concept contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or cash flows from operating activities.