Form 10-Q
period 1996-03-31
SYNTHETIC INDUSTRIES INC
filed 1996-05-13
CIK 809803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996

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



     State the aggregate market value of the voting stock held by non-affiliates of the registrant at May 13, 1995.

                       Common Stock, $1.00 par value -- $0

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

                                                         Outstanding at
Class                                                      May 13, 1996
Common Stock, $1.00 par value                                 49.95

PART I-FINANCIAL INFORMATION     SYNTHETIC INDUSTRIES, INC.
ITEM 1. FINANCIAL INFORMATION       AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE INFORMATION)


                                              MARCH 31,  SEPTEMBER 30,
         ASSETS                                 1996        1995

CURRENT ASSETS:
  Cash                                         $   266     $  108
  Accounts receivable, net of allowance for
    doubtful accounts of $4,162 and $4,053      43,141     47,947
  Inventory (Note 3)                            41,310     45,597
  Other current assets                          14,898     14,708

      TOTAL CURRENT ASSETS                      99,615    108,360

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)    123,992    116,729

OTHER ASSETS                                   85,665      87,211

                                               $309,272  $312,300

          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $20,911   $ 24,021
  Accrued expenses and other current
     liabilities                                 6,981      7,378
  Income taxes payable (Note 6)                    248      1,455
  Interest payable                               6,052      6,427
  Current maturities of long-term
     debt (Note 5)                                  42         40
      TOTAL CURRENT LIABILITIES                 34,234     39,321

LONG-TERM DEBT (Note 5)                        195,851    192,048

DEFERRED INCOME TAXES (Note 6)                   23,775    23,175

                                                253,860   254,544

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $1 par value:
    Authorized, issued and outstanding
    49.95 shares                                   -          -
  Additional paid-in capital                    69,300     69,300
  Cumulative translation adjustments               (8)         29
  Deficit                                      (13,880)  (11,573)

      TOTAL STOCKHOLDER'S EQUITY                 55,412    57,756

                                               $309,272 $ 312,300

                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)



                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                              MARCH  31            MARCH 31
                                      1996   1995       1996        1995

Net sales                         $64,609   $63,570    $129,217   $121,582
Costs and expenses:
  Cost of sales                    46,170    44,056      96,087     86,083
  Selling expenses                  6,236     5,509      11,952     10,964
  General and administrative
     expenses                       5,820     4,902      10,791      9,510
  Amortization of excess purchase
     price over net assets
     acquired and other
     intangibles                      648       635       1,296      1,270

                                    58,874   55,102     120,126    107,827

      Operating income              5,735     8,468       9,091     13,755

Other expenses:
  Interest expense                  5,710     5,763      11,390     11,181
  Amortization of deferred
    financing costs                   175       187         348        369

                                    5,885     5,950      11,738     11,550
(Loss) income before
    income tax (benefit)
    provision                       (150)     2,518     (2,647)      2,205

Income tax provision (benefit)
    (Note 6)                          260     1,558       (340)      1,529

NET (LOSS) INCOME                $   (410) $    960$    (2,307)  $     676






                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                              SIX MONTHS ENDED MARCH 31,
                                                  1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                         $   (2,307)         $  676
    Adjustments to reconcile net (loss)
    income to net cash provided by (used
    in)operations:
    Depreciation                                  6,387          5,677
    Amortization of deferred financing
      and organization costs and
      intangibles                                 1,644          1,639
    Provision for bad debts                         109             90
    Deferred income taxes                         (490)            296
    Change in assets and liabilities:
     Decrease (increase) in accounts
       receivable                                 4,697        (5,752)
     Decrease (increase) in inventory             4,287       (13,932)
     Decrease (increase) in other assets            900          (625)
     Increase in deferred financing
       costs                                       (98)          (196)
     (Decrease) increase in accounts
       payable                                  (3,110)          4,847
     Decrease in accrued expenses and
       other current liabilities                  (397)          (645)
     Decrease in income taxes payable           (1,207)           (29)
     (Decrease) increase in interest
       payable                                   (375)            380
       Cash provided by (used in)
         operating activities                    10,040        (7,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant
    and equipment                              (13,650)        (8,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan                     19,500         11,000
  Repayments under term loan                      (500)        (3,000)
  Net (repayments) borrowings under
    revolving credit line                      (15,176)          7,769
  Repayments of other long
    term obligations                               (19)           (18)
      Cash provided by
        financing activities                      3,805         15,751

      Effect of exchange rate
       changes on cash                             (37)             38

NET INCREASE (DECREASE) IN CASH                     158           (12)

CASH AT BEGINNING OF PERIOD                         108            117

CASH AT END OF PERIOD                           $   266       $    105

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                    $  11,765       $ 10,801
  Income taxes                                    1,387         1,112

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS OF DOLLARS)

                  (INFORMATION AS OF MARCH 31, 1996 AND FOR THE
              PERIODS ENDING MARCH 31, 1996 AND 1995 IS UNAUDITED)


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


2.INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of March 31, 1996 and for the periods ended March 31, 1996 and 1995 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at March 31, 1996 and 1995, and the results of operations for the three and six months then ended have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements of the Company's Form 10-K for the fiscal year ended September 30, 1995. Operating results for the three and six months ended March 31, 1996 may not necessarily be indicative of the results that may be expected for the full year.


3.INVENTORY
                            March 31,   September 30,
                                1996      1995

         Finished goods          $27,861     $ 27,867
         Work in process           5,572        5,541
         Raw materials             7,877       12,189

                                $ 41,310    $ 45,597



4.PROPERTY, PLANT AND EQUIPMENT

                                     March 31,   September 30,
                                      1996         1995

         Land                        $  3,511        $  3,511
         Buildings and improvements    23,457          23,457
         Machinery and equipment and
           leasehold improvements     165,571         151,921

                                      192,539         178,889
         Accumulated depreciation      68,547          62,160

                                     $123,992       $ 116,729



5.LONG-TERM DEBT

                                          March 31,    September 30,
                                              1996      1995


     Secured revolving credit facility
        Secured revolving credit portion    $ 9,551    $ 24,727
        Term loan portion                    45,000      26,000
        12 3/4% Senior subordinated
           debentures                       140,000     140,000
        Other                                 1,342       1,361

                                            195,893     192,088
     Less current portion                        42          40

     Total long term portion                $195,851  $ 192,048



     On October 20, 1995, the Company and its lenders entered into the Fourth Amended and Restated Revolving Credit Agreement (as amended to date, the "Amended Credit Facility"). The Amended Credit Facility, with a termination date of October 20, 2001, provides for term loan borrowings of $45,000 of which $10,000 is payable in 1999 and $17,500 is payable in each of 2000 and 2001.

     The revolving credit loan portion of the Amended Credit Facility (the "Revolver") provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. Under the Amended Credit Facility, the maximum amount available for borrowing under the Revolver was increased to $40,000. At March 31, 1996, the Company had $29,317 available for borrowing under the Revolver.




6.INCOME TAXES

  The provision (benefit) for income taxes is as follows:

                           Three Months Ended            Six Months Ended
                                March 31,                  March 31,
                            1996       1995              1996    1995
     Current:
       Federal           $      -  $   1,011        $       -  $ 1,052
       State                    -        180                -      180
       Foreign                 30          -              150        -

                               30      1,191              150    1,232
     Deferred:
       Federal                140        361            (460)      503
       State                   90          6             (30)    (206)

                              230        367            (490)      297

     Total taxes on
        income            $   260   $  1,558          $ (340)  $ 1,529


  The federal income tax provision (benefit) for the three months and six months ended March 31, 1996 and 1995 reflect the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements.


  7.  CONTINGENCY

  In January 1995, an arbitration proceeding was initiated against the Company, in the United States, alleging that the claimants are entitled to actual and punitive damages of 6,104,000 Swiss Francs ($5,100 at March 31, 1996) resulting from a breach of contract of an exclusive distribution agreement. The Company believes, based upon information currently available, including the advice of legal counsel, that it has meritorious defenses to all claims in the action and that the ultimate resolution will not have a materially adverse effect on the Company's financial position or results of operations.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS)


LIQUIDITY AND CAPITAL RESOURCES

  During the six months ended March 31, 1996, cash from operating activities was $10,040. This cash, coupled with net bank borrowings of $3,805, was used primarily to finance capital expenditures of $13,650. The Company has planned additional capital expenditures of $26,350 during the balance of fiscal 1996, including the completion of the $35,000 loom expansion in Chickamauga, Georgia which will increase capacity for the carpet backing and woven geotextile production. As of March 31, 1996, there was $29,317 available for borrowing under the Amended Credit Facility.

  Management's plans indicate that current and future operations will provide sufficient cash flow to satisfy the debt service requirements of the long-term debt obligations, including bank borrowings, the $140,000 of 12 3/4 % Senior Subordinated Debentures due 2002 and lease commitments.

  Polypropylene, the basic raw material used in the manufacturing of substantially all of the Company's products, accounts for approximately 50% of all the Company's costs of goods sold. Polypropylene prices at March 31, 1996 decreased approximately 35% from year-end levels. As a result, the average cost of new polypropylene in the period ended March 31, 1996 approximates the average cost of polypropylene in the same period of fiscal 1995. However, average polypropylene costs were approximately 40% higher in the fourth quarter of fiscal 1995 as compared to fiscal 1994. These costs were included in ending inventory at September 30, 1995 and have been expensed in costs of goods sold in the six months ended March 31, 1996.

  Polypropylene prices have increased approximately 8% in April 1996. Higher prices of polypropylene without offsetting selling price increases could have a significant negative effect on the Company's results of operations and financial condition. As a result of the level of competition, the Company, to date, has been able to pass through only a portion of any polypropylene cost increases through higher selling prices of certain product lines. The Company has not experienced any shortage of supply of polypropylene, however, continued increases in demand or major supply disruptions without offsetting increases in manufacturing capacities could cause the Company future supply shortages. Historically, the creation of additional facilities has helped to relieve supply pressures. Although there can be no assurance, management believes that polypropylene costs will stabilize at or near current levels during the balance of fiscal 1996 as additional manufacturing facilities will be completed and commence production by calendar year 1996 and 1997.







RESULTS OF OPERATIONS FOR THE SECOND QUARTER


FISCAL 1996 COMPARED TO FISCAL 1995


The following table sets forth certain financial data for the quarters ended March 31, 1996 and 1995.
                                1996       1995
          Net sales            $64,609   $63,570
          Gross profit         18,439     19,514
          Gross profit margin    29%       31%
          EBITDA1               9,584     11,996

  Net sales increased 2% in the second quarter of fiscal 1996 from fiscal 1995. Carpet backing sales grew to $35,336 during the second quarter, an increase of 7% over second quarter fiscal 1995 sales of $33,149 due primarily to increased volume offset by lower average selling prices. Construction/civil engineering sales, which were negatively affected by inclement weather conditions in North America, increased $172 or 1% to $15,056 in fiscal 1996. Technical textiles sales decreased 9% to $14,217 in fiscal 1996 from $15,537 in fiscal 1995 due primarily to temporary negative conditions in the agricultural markets.

  The decrease in gross profit and gross profit margin from the second quarter of fiscal 1996 to the second quarter of fiscal 1995 was primarily due to higher manufacturing costs associated with plant shutdowns as a result of the February ice storm. The decrease in EBITDA reflects these higher manufacturing costs and increased selling, general and administrative expenses.

  Direct selling expenses increased $727 to $6,236 during the second quarter of fiscal 1996 from $5,509 in fiscal 1995 while increasing as a percentage of sales from 9% to 10%. General and administrative expenses, increasing from 8% to 9% of net sales, increased to $5,820 from $4,902 in the second quarter of fiscal 1995. The major factors for these increases were enhanced selling and marketing efforts in anticipation of the $35,000 Chickamauga loom expansion.

  Operating income decreased to $5,735 during the second quarter of fiscal 1996 from $8,468 during the second quarter of fiscal 1995. This decrease was primarily due to the factors previously discussed.

  Total interest expense for the second quarter of fiscal 1996 decreased by $53 from the second quarter of fiscal 1995 due primarily to lower effective interest rates.

  Net loss for the second quarter of fiscal 1996 was $410 compared to a net income of $960 for fiscal 1995 primarily due to the effect of higher manufacturing costs, coupled with increases in selling, general and administrative expenses in anticipation of the Chickamauga loom expansion.



RESULTS OF OPERATIONS FOR THE FIRST SIX MONTHS

  Net sales for the six months ended March 31, 1996 were $129,217 compared to $121,582 for the first six months ended March 31, 1995, an increase of 6%. This increase was primarily due to increased sales of carpet backing and construction/civil engineering products. Carpet backing sales were $68,889 for the first six months of fiscal 1996, an increase of $4,582 or 7% over the six months of fiscal 1995 due primarily to increased volume. Construction/civil engineering product sales were $34,456 for the first six months of fiscal 1996, up from $30,354 for the same period in fiscal 1995, an increase of $4,102 or 14%, primarily due to increased sales of geotextile and erosion control fabrics. Technical textiles sales were $25,872 for the first six months of fiscal 1996 compared to $26,921 for the same period of fiscal 1995, a decrease of $1,049 or 4%. This decrease was primarily due to temporary negative conditions in the agricultural markets.

  Gross profit for the first six months of fiscal 1996 decreased to $33,130 from $35,499 during the first six months of fiscal 1995. As a percentage of sales, gross profit decreased to 26% from 29%. This was primarily attributable to the flow through of higher raw material costs, relating to significantly higher polypropylene costs in the fourth quarter of 1995, and increased manufacturing costs associated with plant shutdowns due to the February ice storm.

  Direct selling expenses were $11,952 (9% of net sales) in the first six months of fiscal 1996 compared to $10,964 (9% of net sales) in the first six months of fiscal 1995. General and administrative expenses of $10,791 (8% of net sales) for the first six months of fiscal 1996 increased $1,281 over the first six months of fiscal 1995. These increases were primarily in support of higher sales and enhanced selling and marketing efforts in anticipation of the $35,000 Chickamauga loom expansion.

  Operating income decreased to $9,091 during the first six months of fiscal 1996 (7% of net sales) from $13,755 during the first six months of fiscal 1995 (11% of net sales). This decrease was primarily due to the factors discussed above.

  Total interest expense for the first six months of fiscal 1996 increased by $209 from the first six months of fiscal 1995 due primarily to higher average total debt outstanding for the Amended Credit Facility partially offset by lower interest rates.

  Net loss for the first six months of fiscal 1996 was $2,307 compared to a net income of $679 for the first six months of fiscal 1995 primarily due to the flow through of higher raw material costs partially offset by increased sales, higher manufacturing costs associated with plant shutdowns as a result of the February ice storm and increased selling, general and administrative expenses in expectation of future sales growth.






   ACCOUNTING CHANGE

  In October 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which will be effective for the Company beginning October 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair market value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has not yet decided on the method of adoption but will adopt the statement in fiscal 1997. Management does not believe the adoption of the statement will have a material impact on the Company's financial position or results of operations.


PART II - OTHER INFORMATION
ITEM 1. LITIGATION

  In January 1995, an arbitration proceeding was initiated against the Company, in the United States, alleging that the claimants are entitled to actual and punitive damages of 6,104,000 Swiss Francs ($5,100 at March 31, 1996) resulting from a breach of contract of an exclusive distribution agreement. The Company believes, based upon information currently available, including the advice of legal counsel, that it has meritorious defenses to all claims in the action and that the ultimate resolution will not have a materially adverse effect on the Company's financial position or results of operations.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a) Exhibits

  Amendment Number 3 to the Fourth Amended and Restated Revolving Credit
  Agreement

     (b)                Reports of Form 8-K

     None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHETIC INDUSTRIES, INC.


By:/s/  Leonard Chill
        Leonard Chill
        President



Dated:  May 13,1996





By:/s/  Joseph Sinicropi
        Joseph Sinicropi
        Chief Financial Officer




Dated:   May 13, 1996




_______________________________
1The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA is not a concept contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or cash flows from operating activities.