Form 10-Q
period 1996-06-30
SYNTHETIC INDUSTRIES INC
filed 1996-08-06
CIK 809803

UNITED STATES
                      ~SECURITIES~AND~EXCHANGE~COMMISSION~
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996

Commission File Number  33-11479




                          SYNTHETIC INDUSTRIES, INC.

             (Exact name of Registrant as specified in its charter)

 Delaware                                                 58-1049400
- -----------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

309 LaFayette Road, Chickamauga, Georgia                            30707
- -----------------------------------------------------------------------------
(Address of principal executive                                 (Zip Code)


                              (706) 375-3121
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes X No____



     State the aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 1996.

                      Common Stock, $1.00 par value -- $0

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:



                                                                 Oustanding at
           Class                                                  August 1, 1996
_____________________________                                    _______________
Common Stock, $1.00 par value                                           49.95




PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION

                            SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS OF DOLLARS, EXCEPT SHARE INFORMATION)

                                                        June 30   September 30,
                   ASSETS                                1996         1995
                                                       ________    _________

CURRENT ASSETS:
  Cash.........................................      $   165       $  108
  Accounts receivable, net of allowance for
    doubtful accounts of $4,050 and $4,053.....       50,809       47,947
  Inventory (Note 3)...........................       37,668       45,597
  Other current assets.........................       14,812       14,708
                                                     -------      -------
      TOTAL CURRENT ASSETS.....................      103,454      108,360

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)....      137,237      116,729

OTHER ASSETS...................................       84,841       87,211
                                                     -------      -------

                                                    $325,532     $312,300
                                                    ========     ========


          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable.............................      $23,600     $ 24,021
  Accrued expenses and other current liabilities       8,235        7,378
  Income taxes payable (Note 6)................        2,204        1,455
  Interest payable.............................        2,555        6,427
  Current maturities of long-term debt (Note 5)           60           40
                                                      ------       ------
      TOTAL CURRENT LIABILITIES................       36,654       39,321


LONG-TERM DEBT (Note 5)........................      204,145      192,048

DEFERRED INCOME TAXES (Note 6).................       24,225       23,175
                                                     -------      -------

                                                     265,024      254,544
                                                     -------      -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock, $1 par value:
    Authorized, issued and outstanding
      49.95 shares                                         -            -
  Additional paid-in capital ..................       69,300       69,300
  Cumulative translation adjustments...........           (5)          29
  Deficit......................................       (8,787)     (11,573)
                                                      ------       ------
      TOTAL STOCKHOLDER'S EQUITY...............       60,508       57,756
                                                    --------     --------


                                                    $325,532     $312,300
                                                    ========     ========


                 See notes to consolidated financial statements

                                      F-2



                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)



                                    Three Months Ended      Nine Months Ended
                                        June 30,                  June 30,
                                    1996      1995          1996      1995
                                    ----      ----          ----      ----
Net sales...................      $82,843   $72,767      $212,060   $194,349
Costs and expenses:
  Cost of sales.............       55,134    50,867       151,221    136,950
  Selling expenses..........        7,307     6,627        19,259     17,591
  General and administrative
    expenses...............         5,233     4,943        16,024     14,453
  Amortization of excess
    purchase price over
    net assets acquired
    and other intangibles..           648       648         1,944       1,918
                                   ------    ------       -------    --------

                                   68,322    63,085       188,448     170,912
                                   ------   -------       -------    --------
      Operating income.....        14,521     9,682        23,612      23,437

Other expenses:
  Interest expense .......          5,863     5,846        17,253      17,027
  Amortization of deferred
   financing costs........            175       186           523         555
                                   ------     -----        ------      ------

 Income before income
    taxes.................          8,483     3,650         5,836       5,855

Provision for income
    taxes (Note 6)........          3,390     1,771         3,050       3,300
                                   ------     -----        ------       -----

NET INCOME................        $ 5,093   $ 1,879       $ 2,786     $ 2,555
                                  =======   =======       =======     =======






















                 See notes to consolidated financial statements
                                      F-3



                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                             Nine Months Ended June 30,

                                                     1996        1995
                                                     ----        ----


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................           $ 2,786      $2,555
  Adjustments to reconcile net income
   to net cash provided by
     (used in) operations:
    Depreciation........................             9,774       8,605
    Amortization of intangibles and
     deferred financing costs ..........             2,467       2,473
    Provision for bad debts.............                23         580
    Deferred income taxes...............             1,280       1,130
    Change in assets and liabilities:
     Increase in accounts receivable....            (2,885)     (9,814)
     Decrease (increase) in inventory...             7,929     (18,205)
     Increase in other current assets...              (334)       (117)
     (Decrease) increase in
       accounts payable.................              (421)      4,917
     Increase (decrease) in accrued
       expenses and other
       current liabilities..............               857        (194)
     Increase in income taxes payable...               749         188
     Decrease in interest payable.......            (3,872)     (4,052)
                                                    -------     -------
         Cash provided by (used in)
            operating activities........            18,353     (11,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property,
    plant and equipment.................           (25,439)    (12,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan............            19,500      11,000
  Repayments under term loan............              (500)     (4,500)
  Net (repayments) borrowings under
    revolving credit line...............           (11,713)     17,800
  Other assets..........................               (97)       (201)
  Repayments of other
    long term obligations...............               (13)        (27)
                                                   --------     --------
      Cash provided by
       financing activities.............             7,177      24,072

      Effect of exchange rate changes
       on cash..........................               (34)         17
                                                   --------     -------

NET INCREASE (DECREASE) IN CASH.........                57         (14)


CASH AT BEGINNING OF PERIOD.............               108         117
                                                   -------      ------
CASH AT END OF PERIOD...................               165         103
                                                   =======      ======



SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest .............................           $21,125     $21,079
  Income taxes..........................             1,387       1,832


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Capital lease obligations incurred
  for purchase of equipment ............            $5,000           -



                 See notes to consolidated financial statements

                                      F-4


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN THOUSANDS OF DOLLARS)

                  (INFORMATION AS OF JUNE 30, 1996 AND FOR THE
              PERIODS ENDING JUNE 30, 1996 AND 1995 IS UNAUDITED)


1.ORGANIZATION

Synthetic Industries, Inc., a Delaware corporation (the "Company"), manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications. The Company's diverse mix of products are marketed to the floor covering, construction and technical textile markets for such end-use applications as carpet backing, geotextiles, erosion control, concrete reinforcement and furniture construction fabrics. The Company is a wholly-owned subsidiary of Synthetic Industries, L.P., a Delaware partnership.


2.INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of June 30, 1996 and for the periods ended June 30, 1996 and 1995 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at June 30, 1996 and the results of operations for the three and nine months ended June 30, 1996 and 1995 have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 or in the Company's registration statement on Form S-1 dated August 1, 1996 (See Note 9). Operating results for the three and nine months ended June 30, 1996 may not necessarily be indicative of the results that may be expected for the full year.


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.INVENTORY
                                                       June 30,   September 30,
                                                         1996         1995
                                                        ------     ---------

                    Finished goods..................    $23,358      $27,867
                    Work in process.................      7,227        5,541
                    Raw materials...................      7,083       12,189
                                                        -------      -------

                                                        $37,668     $ 45,597
                                                        =======     ========




4.PROPERTY, PLANT AND EQUIPMENT

                                                    June 30,    September 30,
                                                     1996           1995
                                                   --------     -----------

                    Land.......................   $  3,511        $  3,511
                    Buildings and improvements.     28,650          23,457
                    Machinery and equipment and
                      leasehold improvements...    177,010         151,921
                                                 ---------       ---------
                                                   209,171         178,889
                    Accumulated depreciation...     71,934          62,160
                                                 ---------       ---------
                                                 $ 137,237       $ 116,729
                                                 =========       =========




5.LONG-TERM DEBT
                                                          June 30, September 30,
                                                            1996        1995
                                                            ----        ----

          Secured revolving credit facility
             Secured revolving credit portion........       13,014      24,727
             Term loan portion.......................       45,000      26,000
          12 3/4% Senior subordinated
               debentures............................      140,000     140,000
          Capitalized lease obligations..............        4,843           -
          Other......................................        1,348       1,361
                                                          --------   ---------
                                                           204,205     192,088
          Less current portion.......................           60          40
                                                          --------   ---------
          Total long term portion....................     $ 204,145  $ 192,048
                                                          =========  =========



     On October 20, 1995, the Company and its lenders entered into the Fourth Amended and Restated Revolving Credit Agreement (as amended to date, the "Amended Credit Facility"). The Amended Credit Facility, with a termination date of October 20, 2001, provides for term loan borrowings of $45,000 of which $10,000 is payable in 1999 and $17,500 is payable in each of 2000 and 2001.

     The revolving credit loan portion of the Amended Credit Facility (the "Revolver") provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. Under the Amended Credit Facility, the maximum amount available for borrowing under the Revolver was increased to $40,000. At June 30, 1996, the Company had $25,691 available for borrowing under the Revolver.



6.INCOME TAXES

  The provision (benefit) for income taxes is as follows:

                                       Three Months Ended    Nine Months Ended
                                              June 30,            June 30,
                                        1996     1995         1996       1995
      Current:
                Federal.........     $  1,320  $  768      $ 1,320     $ 1,820
                State...........          190     170          190         350
                Foreign.........          110       -          260           -
                                     --------  ------      -------     -------
                                        1,620     938        1,770       2,170
                                     --------  ------      -------     -------
          Deferred:
                Federal.........        1,640     805        1,180       1,308
                State...........          130      28          100        (178)
                                     --------  ------       ------      ------

                                        1,770     833        1,280       1,130
                                     -------- -------       ------      ------
          Total taxes on income.     $  3,390 $ 1,771      $ 3,050     $ 3,300
                                     ======== =======      =======     =======

  The federal income tax provisions for the three and nine months ended
  June 30, 1996 and 1995 reflect the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements. The Company's United States Income tax returns for fiscal years 1992 and 1993 have been examined and settled without material adjustment.


  7.  CONTINGENCY

      In January 1995, an arbitration proceeding was initiated by Fibermesh (Suisse) S.A. against the Company, in the United States, alleging a breach by the Company of an exclusive distribution agreement of Fibermesh(c) in Switzerland and claiming actual damages of 6,104,000 Swiss Francs ($4,900 at June 30, 1996) and punitive damages of $20,000. The Company believes that it has meritorious defenses to all claims in the action and that the ultimate resolution will not have a materially adverse effect on the Company's financial position or results of operations.


  8.      STOCK OPTIONS (AS ADJUSTED FOR THE STOCK SPLIT (NOTE 9))

       ln December 1995, stock options for 174,716 shares of Common Stock were granted to various employees under the 1994 Stock Option Plan at an exercise price of $10.72 per share. The stock options vest and become exercisable at a rate of 25% per year over a four year period and expire ten years from the date of grant. As of June 30, 1996, options to purchase an aggregate of 491,413 shares of Common Stock had been granted under the 1994 Plan. As of June 30 1996, 79,173 stock options were exercisable under the 1994 Plan.

       In May 1996, the Company adopted a stock option plan (the "1996 Plan"), which provides for the grant of incentive stock options and nonqualifed stock options to any full time employee of the Company under terms substantially the same as the 1994 Plan. The maximum number of shares of Common Stock that may be issued under the 1996 Plan is 57,812 shares. As of June 30, 1996, options to purchase an aggregate of 21,723 shares had been granted at an exercise price of $10.72 per share. As of June 30, 1996, no options were exercisable under the 1996 Plan.

  9.  SUBSEQUENT EVENTS

     On July 31,1996, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to effect a recapitalization of the Company's Common Stock, pursuant to which the number of authorized shares of the Company's Common Stock will be increased to 25,000,000 shares (the "Recapitalization"). As part of the Recapitalization, the Board of Directors approved a 115,740.74-for-1 stock split of the issued and outstanding shares of Common Stock. The Recapitalization, including the stock split, will be effective immediately prior to a contemplated initial public offering.

          In addition, on July 31, 1996, the Board of Directors authorized, subject to consummation of an initial public offering, an increase to the number of available shares of Common Stock that may be issued under the 1996 Plan by 231,250 to 289,062.

          On August 1, 1996, the Company filed a Registration Statement on Form S-1 for an initial public offering (the "Offering") of 7,500,500 shares of Common Stock. Of these shares, the Company is selling 1,718,750 shares and the Company's sole shareholder is selling 5,781,250 shares. The Company intends to use the proceeds of the Offering to repay the Revolver borrowings and a portion of the term loan borrowings outstanding under the Amended Credit Facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     (IN THOUSANDS OF DOLLARS EXCEPT SHARE INFORMATION)

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by (used in) operating activities of $18,353 and ($11,934) for the nine months ended June 30, 1996 and 1995 consists of net income of $2,786 and $2,555, respectively, after deducting non-cash charges of $13,544 and $12,788 and net working capital changes of $2,023 and ($27,277) for each respective period. Working capital requirement changes included reduced inventory and accounts payable balances in 1996 resulting primarily from lower inventory quantities and lower polypropylene costs, as well as increased collections on accounts receivable. Working capital amounted to $66,800 and $70,452 at June 30, 1996 and 1995, respectively.

      The Company has planned $37,000 of capital expenditures during fiscal 1996 primarily to increase woven manufacturing capacity at its largest facility. Of this amount, $30,439 has been spent through June 30, 1996, including a capital lease to finance $5,000 of equipment. The Company expects to incur approximately $35,000 of additional capital expenditures in each of fiscal 1997 and 1998, primarily to expand capacity and to continue to reduce manufacturing costs, subject in each case to prevailing market conditions.

      Polypropylene, the basic raw material used in the manufacture of substantially all of the Company's products, accounts for approximately 50% of all the Company's costs of goods sold. Based upon normal Company inventory levels, changes in polypropylene costs generally affect the Company's results of operations two or three months after the change occurs. Accordingly, as a result of polypropylene price decreases in the first quarter of fiscal 1996, the Company's effective cost of polypropylene began to decline in the second quarter of fiscal 1996. This decrease in polypropylene costs, in part, accounted for increased operating income in the third quarter of fiscal 1996 to $14,521 as compared to $9,682 for the comparable period of fiscal 1995.

      Polypropylene prices at June 30, 1996 increased approximately 16% from March 31, 1996 levels. These polypropylene price increases are expected to be offset by the Company's recently effected price increases for a majority of its products. While the Company believes that the selling prices of its products adjusts over time to reflect changes in polypropylene costs, higher prices of polypropylene without offsetting selling price increases could have a significant negative effect on the Company's results of operations and financial condition.

      The Company has not experienced a shortage of supply of polypropylene to date. According to a June 1996 report by Chemical Data, Inc. ("Chem Data"), a monthly petrochemical and plastics analysis publication, current annual polypropylene capacity in the North America is 12.4 billion pounds per year, up from 11.4 billion pounds at December 31, 1995. Total average annual capacity will rise to 12.6 billion pounds per year for 1997 and 14.0 billion pounds per year for 1998. Historically, the creation of additional capacity has helped to relieve supply pressures although there can be no assurance that this will continue to be the case. Chem Data also projects that polypropylene prices will peak in the third calendar quarter of 1996 before beginning to decline in the last three months of calendar 1996.

      At June 30, 1996, the Company's total outstanding indebtedness amounted to $204,205. Such indebtedness consists primarily of borrowings under the Credit Facility of $58,014, $140,000 aggregate principal amount of the Debentures and an outstanding capital lease obligation of $4,843 dated as of May 28, 1996.
Cash interest paid during the nine months ended June 30, 1996 and 1995 was $21,125 and $21,079, respectively.

      Based on current levels of operations and anticipated growth, the Company's management expects cash from operations to provide sufficient cash flow to satisfy the debt service requirements of its long-term obligations, including interest thereon, permit anticipated capital expenditures and fund the Company's working capital requirements.

      On August 1, the Company filed a Registration Statement on Form S-1 for an initial public offering (the "Offering") of 7,500,000 shares of Common Stock.
Of these shares, the Company is selling 1,718,750 shares and the Company's sole stockholder is selling 5,781,250 shares. The Company intends to use the net proceeds of the Offering to repay the Revolver borrowings and a portion of the term loan borrowings outstanding under the Amended Credit Facility.


RESULTS OF OPERATIONS FOR THE THIRD QUARTER


FISCAL 1996 COMPARED TO FISCAL 1995


          Net sales for the three months ended June 30, 1996 were a record $82,843 for a quarterly period compared to $72,767 for the same period of fiscal 1995, an increase of $10,076, or 13.8%. This increase was primarily due to increased sales of carpet backing and construction and civil engineering products. Carpet backing sales for the three months ended June 30, 1996 were $37,487 compared to $34,441 for the same period of fiscal 1995, an increase of $3,046 or 8.8%. This increase was primarily the result of higher unit volume in primary and secondary carpet backing partially offset by lower average selling prices from the prior period. Construction and civil engineering product sales for the three months ended June 30, 1996 were $30,525 compared to $23,780 for the same period of fiscal 1995, an increase of $6,745, or 28.4%. This increase was primarily due to a 5.5% increase in sales of Fibermesh and a 51.1% increase in sales of geotextile and erosion control products during the third quartr of fiscal 1996 as compared to the same period in fiscal 1995. Technical textiles sales for the three months ended June 30, 1996 were $14,831 compared to $14,546 for the same period of fiscal 1995, an increase of $285, or 2.0%, resulting primarily from sales gains in the furniture and bedding markets.

     Gross profit for the three months ended June 30, 1996 was $27,709 compared to $21,900 for the same period of fiscal 1995, an increase of $5,809, or 26.5%. As a percentage of sales, gross profit increased to 33.4% from 30.1%. This increase was primarily due to increased sales volumes as well as lower average polypropylene costs.

     Selling expenses for the three months ended June 30, 1996 increased $680, or 10.3%, to $7,307 as compared to $6,627 for the same period of fiscal 1995, reflecting increased expenditures associated with higher sales volume as well as increased marketing expenses related to the Company's expectation of higher sales resulting from the completion of its capacity expansion program later this year. As a percentage of sales, selling expenses decreased from 9.1% to 8.8%, principally due to the significant increase in sales without a corresponding increase in selling costs.

     General and administrative expenses for the three months ended June 30, 1996 were $5,233 compared to $4,943 for the same period of fiscal 1995, an increase of $290, or 5.9%, principally due to expenditures related to continued improvements in the Company's Management Information Systems. As a percentage of sales, general and administrative expenses decreased from 6.8% to 6.3%, principally due to the increase in sales without a corresponding increase in general and administrative expenses.

     Operating income for the three months ended June 30, 1996 was $14,521 compared to $9,682 for the same period of fiscal 1995, an increase of $4,839 or 50%. As a percentage of sales, operating income increased to 17.5% from 13.3%. This increase was primarily due to the factors discussed above.

     Total interest expense for the three months ended June 30, 1996 was $5,863 compared to $5,846 for the same period of fiscal 1995, principally due to higher average borrowings under the Credit Facility partially offset by lower effective interest rates.

     The effective income tax rate for the three months ended June 30, 1996 was 40.0% compared to 48.5% for the same period of 1995, principally due to the effect of higher nondeductible expenses, including the amortization of goodwill, on lower taxable income in fiscal 1995.

     Net income for the three months ended June 30, 1996 was a record $5,093 for a quarterly period compared to $1,879 for the same period of fiscal 1995, an increase of $3,214, or 171%. This increase was primarily due to higher sales volumes and lower average polypropylene costs.




RESULTS OF OPERATIONS FOR THE FIRST NINE MONTHS

          Net sales for the nine months ended June 30, 1996 were $212,060 compared to $194,349 for the same period of fiscal 1995, an increase of $17,711, or 9.1%. This increase was primarily due to increased sales of carpet backing and construction and civil engineering products. Carpet backing sales for the nine months ended June 30,1996 were $106,376 compared to $98,748 for the same period of fiscal 1995, an increase of $7,628, or 7.7%. This increase was the result of higher unit volume in primary and secondary carpet backing, partially offset by lower average selling prices. Construction and civil engineering product sales for the nine months ended June 30, 1996 were $64,981 compared to $54,134 for the same period of fiscal 1995, an increase of $ 10,847 or 20%. This increase was due to an increase in sales of geotextile and erosion control fabrics of $10,771, or 41.9%, resulting primarily from nonwoven sales in the landfill and roadway and building site markets. Technical textiles sales for the nine months ended June 30, 1996 were $40,703 compared to $41,467 for the same period of fiscal 1995, a decrease of $764, or 1.8%. This decrease was primarily due to an adverse condition in the agricultural market that the Company serves as well as the discontinuance of several product lines which did not meet the Company's strategic and profitability objectives, partially offset by sales increases in the furniture and bedding markets.

          Gross profit for the nine months ended June 30, 1996 was $60,839 compared to $57,399 for the same period of fiscal 1995, an increase of $3,440, or 6.0%. As a percentage of sales, gross profit decreased from 29.5% to 28.7%. These results were primarily due to lower average carpet backing selling prices and increased manufacturing costs associated with plant shutdowns due to the winter ice storms in 1996.

          Selling expenses for the nine months ended June 30, 1996 were $19,259 compared to $17,591 for the same period of fiscal 1995, an increase of $1,668, or 9.5%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses related to the Company's expectation of higher sales resulting from the completion of its capacity expansion program later this year. As a percentage of sales, selling expenses remained constant at 9.1% of sales.

          General and administrative expenses for the nine months ended June 30, 1996 were $16,024 compared to $14,453 for the same period of fiscal 1995, an increase of $1,571, or 10.9%. As a percentage of sales, general and administrative expenses increased from 7.4% to 7.6%. This increase was primarily due to the increased marketing expenses related to the Company's expectation of higher sales resulting from the completion of its capacity expansion program later this year as well as an increased investment in the Company's Management Information Systems.

          Operating income for the nine months ended June 30, 1996 was $23,612 compared to $23,437 for the same period of fiscal 1995, an increase of $175, or 0.7%. As a percentage of sales, operating income decreased to 11.1% from 12.1%. These changes were primarily due to the factors discussed above.

          Total interest expense for the nine months ended June 30, 1996 was $17,253 compared to $17,027 for the same period of fiscal 1995, an increase of $226, or 1.3%. This increase was primarily due to higher average total borrowings outstanding under the Credit Facility, partially offset by lower interest rates.

          The effective income tax rate for the nine months ended June 30, 1996 was 52.3% as compared to 56.4% for the same period of 1995, principally due to the timing of certain nondeductible expense charges in 1995. Nondeductible expense charges include the amortization of goodwill.

          Net income for the nine months ended June 30, 1996 was $2,786 compared to $2,555 for the same period of fiscal 1995, an increase of $231, or 9.0%. This increase was primarily due to higher sales volumes, partially offset by lower average selling prices, higher manufacturing costs associated with plant shutdowns as a result of the winter ice storms in 1996 and increased selling, general and administrative expenses in expectation of future sales growth.



   RECENT ACCOUNTING PRONOUNCEMENTS

      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995; therefore, the Company will adopt SFAS No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which will be effective for the Company beginning October 1, 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The company will account for stock-based compensation awards under the provisions of Accounting Principles Board Opinion No. 25, as permitted by SFAS No. 123. In accordance with SFAS No. 123, beginning in the fiscal year ended September 30, 1997, the Company will make pro forma disclosures relative to stock-based compensation as part of the accompanying footnotes to the consolidated financial statements.


PART II - OTHER INFORMATION
ITEM 1. LITIGATION

      In January 1995, an arbitration proceeding was initiated by Fibermesh (Suisse) S.A. against the Company, in the United States, alleging a breach by the Company of an exclusive distribution agreement of Fibermesh(c) in Switzerland and claiming actual damages of 6,104,000 Swiss Francs ($4,900 at June 30, 1996) and punitive damages of $20,000. The Company believes that it has meritorious defenses to all claims in the action and that the ultimate resolution will not have a materially adverse effect on the Company's financial position or results of operations.




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

SYNTHETIC INDUSTRIES, INC.


By:  /s/ Leonard Chill
        Leonard Chill
        President



Dated:  August 1, 1996




By:   /s/  Joseph Sinicropi
           Joseph Sinicropi
       Chief Financial Officer



Dated:   August 1, 1996