Form 10-K
period 1996-09-30
SYNTHETIC INDUSTRIES INC
filed 1996-12-20
CIK 809803

UNITED STATES
                      ~SECURITIES~AND~EXCHANGE~COMMISSION~
                            WASHINGTON, D.C.  20549


                                   FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 1996


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




     State the aggregate market value of the voting stock held by non-affiliates of the registrant at December 5, 1996.

                      Common Stock, $1.00 par value -- $0

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:


                                                                Outstanding at
           Class                                              December 17, 1996
Common Stock, $1.00 par value                                       8,656,250

                                     PART I



ITEM 1.  BUSINESS




GENERAL

     Synthetic Industries, Inc., a Delaware corporation (the "Company"), is one of the world's leading producers of polypropylene fabrics and fibers for the home furnishing, construction, environmental, recreational and agricultural industries. The Company manufactures and sells more than 2,000 products in over 65 end-use markets. The Company's products are engineered to meet specific customer criteria such as strength, flexibility, resistance to sunlight, water/air permeability and resistance to bacteria.

     The Company's products are sold along three principal product lines: carpet backing, construction and civil engineering products, and technical textiles. The Company has a worldwide presence in carpet backing, a woven fabric used in all modern tufted carpets, and is one of the two leading manufacturers in the U.S. that produce a broad range of primary and secondary carpet backing. The Company's construction and civil engineering products include fiber additives for concrete reinforcement and environmental and geotextile products used in roadways, landfills and building sites to stabilize soils and control erosion. The Company's technical textile products are comprised of specialty fabrics, industrial yarns and fibers used in diverse applications such as filtration (~e.g.~, wastewater treatment, air filtration and bauxite mining), agriculture (~e.g.~, shade cloth and ground cover) and recreation (~e.g.~, swimming pool covers and trampoline mats). The Company's products are principally sold through direct sales to customers by the Company's sales force and through a broad network of distributors located across North and South America, Europe and the Pacific Rim.



HISTORY

     The Company was founded in 1969 to produce polypropylene-based primary carpet backing. Following the acquisition of the Company in 1976 by a group of private investors, the Company diversified into the manufacture and sale of polypropylene-based industrial fabrics and specialty yarns. Between 1981 and 1983, the Company entered the construction and civil engineering products market, initially by manufacturing woven geotextiles and later through its introduction of Fibermesh(r) fibers for concrete reinforcement. In 1985, the Company added secondary carpet backing to its product offerings. In fiscal 1991, the Company purchased a technical synthetic fabrics operation located in Gainesville, Georgia, from Chicopee, a subsidiary of Johnson & Johnson (the "Chicopee Acquisition"). In addition to broadening the Company's line of geosynthetic products, the acquisition gave the Company access to new markets for high performance geotextiles. As a result of improved fiber technology and increased fiber manufacturing capabilities, the Company opened its sixth facility, the nonwoven geotextile plant in Ringgold, Georgia, in 1992, enabling the Company to offer a full line of geotextile products.

     The Company was acquired by the Partnership in December 1986. Immediately prior to the November 1, 1996 completion of the underwritten public offering , all of the issued and outstanding capital stock of the Company was owned by the
Partnership.   SI Management L.P. (the "General Partner") is the sole general partner of the Synthetic Industries, L.P. (the "Partnership"). Synthetic Management G.P. is the sole general partner of SI Management L.P. By virtue of these relationships, Synthetic Management G.P. controls the management and affairs of the Partnership and, therefore, the Company. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions".

     On July 31, 1996, the Board of Directors approved an amendment to the Company's Certificate of Incorporation to effect a recapitalization of the Company's Common Stock, pursuant to which the number of authorized shares of the Company's Common Stock was increased to 25,000,000 shares (the "Recapitalization"). As part of the Recapitalization, the Board approved a 115,740.74-for-1 stock split of the issued and outstanding shares of Common Stock. The Recapitalization, including the stock split, became effective immediately prior to the initial public offering.

     On November 1, 1996, the Company sold 2,875,000 shares of common stock in an initial public offering (the "Offering"). The net proceeds to the Company from the sale (after payment of underwriting discounts and commissions and expenses) were $34,020,000. Immediately following the Offering, the Partnership owned 5,781,250 shares of Common Stock, or approximately 67% of the issued and outstanding shares of Common Stock. Employees, officers and directors have been granted options to purchase an additional 6.9% of the Common Stock on a fully diluted basis.

     The Company's principal executive offices are located at 309 LaFayette Road, Chickamauga, Georgia 30707, and its telephone number is (706) 375-3121.



PRODUCTS

     The Company develops, manufactures and sells a wide array of polypropylene-based industrial fibers and fabrics along its three principal product lines: carpet backing, construction and civil engineering, which comprises environmental/geotextile products and concrete reinforcement products, and technical textiles. The Company manufactures five basic yarn and fiber types, from which approximately 2,000 products are manufactured to serve in excess of 65 end-use markets. The following table sets forth the Company's net sales attributable to each product line, and the percentage of total net sales represented by each, for the past five fiscal years:


                                 YEAR ENDED SEPTEMBER 30,
      1996            1995              1994           1993           1992

CARPET BACKING
$146,491 48.9%  $133,025 49.0%   $117,791 50.1%  $106,406 50.5%  $108,005 55.2%

CONSTRUCTION/CIVIL ENGINEERING
  97,043 32.4     82,933  30.6     68,706 29.3     47,899 22.8     34,950 17.8

TECHNICAL TEXTILES
  55,998 18.7     55,469  20.4     48,480  20.6    56,211 26.7     52,784 27.0

  NET SALES
$299,532 100.0% $271,427 100.0%  $234,977 100.0% $210,516 100.0% $195,739 100.0%




    ~CARPET~BACKING

  ~ The Company's carpet backing product line consists of woven primary and secondary fabrics in a variety of styles and widths that are manufactured from polypropylene raw materials. Primary carpet backing is a tightly woven material into which carpet yarn is tufted in the manufacture of broadloom floorcoverings. Secondary carpet backing, which forms the base of the carpet, is the coarser woven fabric that is laminated to the back of tufted broadloom to insure both carpet integrity and dimensional stability. The Company produces a broad range of primary and secondary backing.

 ~CONSTRUCTION/CIVIL~ENGINEERING

  ~The Company's construction and civil engineering product line consists primarily of environmental and geotextile products and concrete reinforcement fibers. Within this product line, geotextile products principally serve the environmental market, with end uses such as landfill containment and stabilization, erosion control and soil stabilization, separation and reinforcement. The construction market includes subbase reinforcement and stabilization for highway and commercial construction and reinforcement of conventional and pre-cast concrete.

     ~Environmental/Geotextile~Products.~The Company's environmental/geotextile product line consists of erosion control fabrics, geotextiles, and soil fibers. These products control erosion and capture sediment; provide filtration, separation and reinforcement of soils; improve engineering properties of native soils; protect landfill liners; and extend pavement life. The specifications of the Company's geosynthetic fabrics and fibers vary depending on specific site conditions, including such factors as slope angles, water flow velocities, climate, runoff, soil profile and ultimate land use. The Company's geosynthetic products generally comply with state agency guidelines pertaining to geosynthetic products issued to date.


     The Company produces a variety of nonwoven geotextiles for use in landfill construction, asphalt roadway construction and drainage systems. The Company's woven geotextiles are typically used in road and building construction to form a separation barrier between unstable soils and aggregate foundations. The Company's LANDLOK(r) erosion control products are used in water runoff channels and in areas of exposed soil and shoreline erosion. These products hold the soil in place, while allowing and supporting vegetative growth. LANDLOK(r) products are an environmentally friendly and aesthetically pleasing alternative to rock or concrete erosion control methods.

     ~Concrete~Reinforcement.~The Company pioneered the concept of using polypropylene fibers as a secondary reinforcement for concrete and developed and introduced Fibermesh(r) to the concrete industry in 1983. The addition of Fibermesh(r) polypropylene fibers to the concrete mixture gives the concrete greater crack resistance and improved impact strength. Primary applications for fiber reinforced concrete are commercial and residential slabs, precast pipe and other products, shotcrete installations, and whitetopped highways. In 1994, the Company started marketing Fibermesh(r) fibers containing an antibacterial additive. This niche product is available for use in concrete where bacteria growth is a concern. Primary targets are hospitals, clinics, food processing facilities, and veterinary facilities. Fibermesh(r) provides a cost-effective replacement for the nonstructural wire mesh traditionally used in concrete construction and improves the concrete's durability. Fibermesh(r) complies with construction guidelines and specifications issued by all of the national building code associations. Of the three synthetic fiber types used in fiber reinforced concrete, polypropylene is recognized for its superior properties over nylon and polyester. Fibermesh(r) is sold in fibrillated, monofilament and multi-denier designs, the latter of which is protected by a U.S. patent.


~~  Technical~Textiles

~~~
~~ Products.~Technical textiles produced by the Company are products and systems that offer high performance solutions for niche markets. The Company's technical textiles consist of specialty fabrics, industrial yarns and fibers. The specialty fabrics are manufactured in a variety of widths, weights, permeability ranges and dimensional configurations primarily from polypropylene and, to a minor extent, other synthetic fibers. Customers use these fabrics to manufacture products used in diverse applications such as filtration (~e.g.~, bauxite mining, wastewater treatment, electrostatic air filters and chemical separation), agriculture (~e.g.~, shade for foliage protection and environmental screening), and recreation (~e.g.~, swimming pool covers and trampoline mats).

    The Company also sells its industrial yarns and fibers directly to weavers, knitters, and non-woven manufacturers who produce niche market products, such as automobile upholstery, coat linings, geotextiles, air filters and water filtration media.


MARKETING AND SALES

~    Carpet~Backing.~The Company sells its carpet backing products to 91 customers in the carpet industry, most of whom are carpet manufacturers located in the United States. In fiscal 1996, the Company's ten largest carpet backing customers accounted for approximately 78% of its total net sales to the carpet industry. In fiscal 1996, sales to Shaw, the Company's largest customer, accounted for approximately 36% of net carpet backing sales and approximately 18% of the Company's total net sales. Shaw is estimated to have 27% of the United States carpet market.

     The Company's carpet backing products are sold primarily through the Company's sales force that is directed from a central sales office in Calhoun, Georgia. All of the sales managers have significant industry experience and monitor ongoing product requirements, styling changes and competitive trends affecting their customers.

     ~Construction~and~Civil~Engineering~. The Company's geosynthetic products are sold primarily in North America to regional and national distributors, installers of landfill liners and various governmental transportation departments, port authorities and waterway commissions. In fiscal 1996, the ten largest geosynthetic product customers accounted for approximately 30% of the Company's total net sales in this product line.

     The Company's geosynthetic products are marketed by full-time salespeople with expertise in civil engineering and agronomy who are directed from a central office in Chattanooga, Tennessee. These salespeople, along with a technical support staff at Company headquarters, provide design and field engineering services to customers. They also are integral to the process of obtaining required governmental permits for use of the products by end-users. In addition, the Company has an ongoing marketing communications program to build awareness of product capabilities and expand interest in and use of geotextiles.

     Fibermesh(r) is sold through a direct sales force to ready-mix concrete companies and precast concrete product manufacturers located primarily in the United States and the United Kingdom. The Fibermesh(r) sales force operates out of divisional offices in Austin, Texas, Denver, Colorado, Chattanooga, Tennessee and Chesterfield, England. In addition, Fibermesh(r) is sold through a contract with Master Builders, Inc., a construction industry product distributor. Other construction industry product distributors market Fibermesh(r) in over 50 foreign countries. In fiscal 1996, the ten largest Fibermesh(r) customers accounted for approximately 12% of the Company's total net sales of Fibermesh(r)
 .

     ~Technical~Textiles.~The Company sells its specialty fabrics to a diverse group of approximately 400 manufacturers located primarily in North and Central America and the Pacific Rim countries. The Company sells its industrial yarns and fibers to a diverse group of approximately 100 manufacturers located in North America and Europe. In fiscal 1996, the Company's ten largest technical textile customers accounted for approximately 26% of the Company's total net sales of technical textiles. The Company's technical textiles are marketed by salespersons through sales offices in Gainesville, Ringgold and Calhoun, Georgia and Chesterfield, England.

COMPETITION

     The markets for the Company's products are highly competitive. In the manufacture and sale of carpet backing, the Company competes primarily with Amoco, and, to a lesser extent, Wayn-Tex Inc. and certain other companies. Amoco has the dominant position in the carpet backing market worldwide. In the United States, only the Company and Amoco produce a broad range of primary and secondary carpet backing in a variety of styles and widths. The Company competes in the carpet backing market primarily on the basis of quality, availability, service, price and product line variety, providing carpet manufacturers with a reliable alternative source of supply to Amoco.

     In the manufacture and sale of the Company's other products, the Company generally competes with a number of other companies, some of which are significantly larger and have substantially greater resources than the Company. The Company's primary competitors in the construction and civil engineering market are Amoco and Nicolon Corporation with respect to geotextiles, North American Green, Inc. with respect to environmental and erosion control products, and W.R. Grace & Co., which markets but does not manufacture concrete reinforcement fibers, with respect to concrete reinforcement. The Company competes in the concrete reinforcement fiber market primarily on the basis of product design and technical service. In some applications, Fibermesh(r) also competes with welded wire fabric on the basis of product performance and cost. The Company competes in the construction and civil engineering market on the basis of product line breadth and quality, price, and the custom design, engineering and other services it provides to customers. With respect to technical textiles, competitors vary depending upon the specific market niche. The Company competes in each segment of the technical textiles market primarily on the basis of service, quality, innovation and product line variety.

MANUFACTURING PROCESS

     Polypropylene, a chemically inert plastic derived from petroleum, is the basic raw material used in the manufacture of substantially all of the Company's products.

     Woven fabrics are produced by interlacing thousands of strands of extruded yarn at right angles to one another. The manner in which the yarn is interlaced determines the type of weave. Woven fabrics are characterized by strength and dimensional stability. The Company's woven fabric products include primary and secondary carpet backing, geotextiles, erosion control fabrics, and specialty fabrics for the filtration, recreational, construction and agricultural markets.

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

     The Company's three primary manufacturing processes are extrusion, weaving and needlepunching.

     ~Extrusion.~Many of the product's specification properties are created by engineering the polymeric raw materials during the extrusion process. In addition to yarns and fibers for conventional end-uses, the Company has also developed value-added products through the use of additives including those which resist sunlight degradation or provide resistance to bacteria. The Company owns and operates one of the world's largest polypropylene staple fiber lines. Most of the Company's extruded products are consumed internally and become value-added woven and nonwoven fabrics, but some are sold to weavers, knitters, nonwovens producers and convertors.

     ~Weaving.~The yarns produced in the Company's extrusion and yarn spinning operations are woven on looms to produce the wide variety of fabrics that the Company sells through all of its marketing divisions. Fabric properties are engineered to industry specifications by altering constituent yarns and weave patterns. Looms are generally interchangeable to weave carpet backing, geotextiles and certain agricultural fabrics.

     ~Needlepunching.~In fiscal 1993, the Company constructed a state-of-the-art needlepunched nonwovens fabric facility. This modern plant produces a new generation of engineered cost-effective fabrics for the geotextile, furniture construction and chemical spill cleanup markets.

     The Company maintains a complete rigorous quality control program centered around statistical process control and customer key measures. Each stage of the process from the raw material to the final product is monitored using standard procedures and test methods which satisfy the quality control standards established by the International Standards Organization ("ISO"). All of the Company's manufacturing facilities have been granted ISO-9002 certification for their systematic approach to quality in all areas of operation.

     The Company's production equipment is capable of manufacturing a variety of woven and nonwoven polypropylene products. This versatility enables the Company to alter the product mix within its woven and nonwoven product lines in response to market demand or to take advantage of specific profit opportunities.

     The Company's plants are run on a continuous 24-hour per day basis, seven days a week, 350 days per year. Orders are typically filled from inventory.

RESEARCH AND DEVELOPMENT

     The Company's research and development is focused primarily on development and as such the Company engages in product design, development and performance validation to improve existing products and to create new products. The Company expended approximately $2.0 million (approximately 0.7% of sales) and $1.9 million (approximately 0.7% of sales) on Company-sponsored research and development activities in fiscal 1996 and fiscal 1995, respectively.

INTERNATIONAL OPERATIONS

     The Company conducts its foreign sales operations through subsidiaries in Europe and a network of distributors worldwide. In fiscal 1996, the aggregate sales (principally of construction and civil engineering products) by such foreign subsidiaries and marketing divisions were approximately $5.5 million. International sales from United States operations in fiscal 1996 were $31.4 million, or 10.5% of net sales.

RAW MATERIALS

     The Company currently purchases polypropylene in pellet form principally from four suppliers, with Fina Oil & Chemical Company being the Company's largest supplier of polypropylene. These purchases are generally made pursuant to long-standing arrangements.

     Polypropylene purchases account for approximately 50% of the Company's cost of sales. Increases in the price of polypropylene without offsetting increases in selling prices could have a significant negative effect on the Company's results of operations and financial condition. The Company believes that the sales prices of its products will adjust over time to reflect changes in polypropylene prices although such price changes favorably affected operating results for fiscal 1994 and adversely affected operating results for fiscal 1995.

       The price of polypropylene is primarily a function of manufacturing capacity, the demand for polypropylene and prices of petrochemical feedstocks, crude oil and natural gas liquids. The average market price of polypropylene was approximately 8% lower in fiscal 1996 than in fiscal 1995. The Company has not experienced production curtailment due to shortages of polypropylene supply at any time. According to Chemical Data, Inc. ("Chem Data"), a monthly petrochemical and plastics analysis publication, current annual capacity in North America will rise 11% in calendar 1997 over calendar 1996 levels. Historically, the creation of additional facilities has helped to relieve supply pressures although there can be no assurance that this will continue to be the case.


REGULATION

     The Company is subject to federal, state and local laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act and by the Environmental Protection Agency or similar state agencies. Many of the Company's construction and civil engineering products have applications that are subject to building code association guidelines and specifications and highway department guidelines. Obtaining the necessary approvals can delay new product introductions in some areas. Moreover, the enactment of new legislation or the issuance of new guidelines may require the Company to modify its existing geotextile and erosion control fabric products and may also delay the Company's introduction of new geotextiles and erosion control fabric products.

       The Company's expenditures to date in connection with such federal, state and local laws and regulations have not been material to its operations. The Company believes it is currently in substantial compliance with applicable governmental regulations.



ORDER BACKLOG

       The Company generally sells its products pursuant to customer orders which are either satisfied out of inventory or from the shipment of newly manufactured products promptly following receipt of an order. Accordingly, the dollar amount of backlog orders believed to be firm is not significant or indicative of the Company's future sales and earnings.


EMPLOYEES

       As of September 30, 1996, the Company employed 2,071 persons in the United States, of whom 446 were salaried employees and the remainder were hourly employees. None of the Company's employees are unionized. The Company has never experienced any strikes and believes its relations with employees to be satisfactory. The Company employs 13 persons in the United Kingdom.


PATENTS AND TRADEMARKS

     The Company owns or is licensed under several United States and foreign patents. While these patents are helpful to the Company's business, it is believed that a loss of patent exclusivity would not be materially adverse to the Company's business.


     The Company has registered several of its trademarks, including FIBERGRIDS(r) , FIBERMESH(r) and LANDLOK(r), with the United States Patent and Trademark office and with several foreign trademark offices.



ITEM 2.  PROPERTIES


    The following table sets forth certain information concerning the Company's manufacturing and distribution facilities.

                       SQUARE                                       ACREAGE OF
   LOCATION             FEET           PRINCIPAL FUNCTION            PROPERTY


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


LEASED FACILITIES                                                LEASED THROUGH

Chickamauga, Georgia   143,736        Manufactures carpet backing,  January 2009
                                      certain fabrics, geotextiles
                                      and fibers

Gainesville, Georgia   200,000        Manufactures and warehouses
                                      certain fabrics              December 2000

Westside, Georgia       86,440       Carpet backing warehouse      January 1996

Dalton, Georgia
    Florence            36,000       Geosynthetic products
                                     warehouse                      July 1997

Dalton, Georgia
     124 Keene         185,000       Woven, nonwoven and
                                     geotextile warehouse           January 1997

Dalton, Georgia
    1408 Coronet        31,500       Geosynthetic products
                                     warehouse                      July 1997

Dalton, Georgia
    120 Keene          168,000       Geosynthetic products,
                                     fiber warehouse                April 1998

Dalton, Georgia
  2908 North Dug Gap    85,000       Carpet backing warehouse     February 1996

Cornelia, Georgia       76,000       Assembly of certain fabrics  February 1998

Dalton, Georgia
   Cleveland Highway   104,827       Specialty yarn warehouse        July 1997

Tupelo, Mississippi     13,500       Nonwoven fabrics warehouse      April 1997

Chattanooga, Tennessee   4,800       Corporate support offices    December 2000

Claremont,
 North Carolina         14,000
  Liberty Hill Church Road           Nonwoven fabrics warehouse    May 1997



The Company has the option to renew its leases expiring in 1996 and 1997 for additional periods.

    Indebtedness under the Company's Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of October 20, 1995, as subsequently amended (the "Credit Facility") is secured by a lien on, and a security interest in, substantially all of the Company's assets, including all real estate, plants, equipment, inventory, accounts receivable and cash. Under the terms of the Credit Facility, the lenders thereunder may exercise certain remedies, including foreclosure, in the event of a default.


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


    No matters were submitted to a vote of the Company's sole stockholder during fiscal 1996.

                                    PART II




ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS


    At September 30, 1996, there was no trading market for the Company's Common Stock. All of the issued and outstanding Common Stock of the Company was then owned by the Partnership. On November 1, 1996, the Company sold 2,875,000 shares of its Common Stock in an underwritten public offering. The Common Stock trades on Nasdaq under the symbol "SIND".

    The Company has never paid cash dividends on its Common Stock. The Company's ability to pay dividends on its Common Stock is currently restricted by both the Credit Facility and the indenture (the "Indenture") relating to the Company's 12-3/4% Senior Subordinated Debentures due 2002 (the "Debentures"). See Note 9 to the financial statements for a description of the Credit Facility and the Indenture.


ITEM 6.  SELECTED FINANCIAL DATA



                                    FISCAL  YEAR ENDED SEPTEMBER 30,
                          1996        1995        1994         1993       1992
                           (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS DATA:

Net sales              $299,532    $271,427    $234,977    $210,516    $195,739
Gross profit             91,211      76,721      82,672      68,335      62,049
Operating income         38,474      28,687      40,770      29,921      27,656
Income from continuing
 operations before
 provision for income
 taxes                   15,002       5,436      20,020       8,134       8,155
Income from continuing
 operations               8,102       1,936      11,420       3,662       3,595
Income (loss) from
 discontinued operations      -           -           -       1,420      (7,567)
Extraordinary item - loss
 from early  extinguishment
 of debt                      -           -           -      (8,892)          -
Cumulative effect of
 accounting change            -           -           -      (8,500)          -
Net income (loss)         8,102       1,936      11,420     (12,310)     (3,972)

Income per share
  Continuing operations    1.37         .33        1.93          .63        .62

EBITDA (1)               54,074      42,877      52,425       41,051      36,937




(1) The Company believes that earnings before interest, taxes, depreciation and amortization (`EBITDA') is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA is not a concept contained in Generally Accepted Accounting Principles and is not a substitute for operating income, net income or cash flows from operating activities.

                                       AS OF SEPTEMBER 30,
                          1996        1995       1994        1993         1992
                                 (THOUSANDS OF DOLLARS)
BALANCE SHEET DATA:
Working Capital        $64,077     $69,039     $44,114     $42,055     $33,980
Total assets           324,058     312,300     287,933     260,372     254,581
Long-term debt         194,353     192,048     172,490     164,723     158,638
Stockholder's Equity    65,844      57,756      55,817      44,423      56,700


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (IN 000'S)




RESULTS OF OPERATIONS


The following table sets forth the percentage relationships to net sales of certain income statement items. See "Selected Financial Data", as well as the Consolidated Financial Statements and the notes thereto for more detailed financial information.

                                            Fiscal Year ended September 30,
                                           1996           1995          1994


       Net sales.....................     100.0%          100.0%        100.0%
       Cost of sales.................      69.5            71.7          64.8
                                          -----           -----         ------
       Gross profit...............         30.5            28.3          35.2
       Selling expenses..............       9.2             9.0           9.3
       General and administrative
               expenses..............       7.6             7.8           7.5
       Amortization of intangibles...       0.9             0.9           1.0
                                          -----            ----          -----
       Operating income............        12.8            10.6          17.4
       Interest expense..............       7.6             8.3           8.5
       Amortization of deferred
                financing costs......       0.2             0.3           0.3
                                          -----            ----         ------
       Income before provision for taxes    5.0             2.0           8.6
       Provision for income taxes....       2.3             1.3           3.7
                                          -----            -----        ------
       Net income..................         2.7%            0.7%          4.9%
                                          =====            =====        ======



FISCAL 1996 COMPARED TO FISCAL 1995

    Net sales for the year ended September 30, 1996 were $299,532 compared to $271,427 for the same period of fiscal 1995, an increase of $28,105, or 10.4%. This increase was primarily due to increased sales of carpet backing and construction and civil engineering products. Carpet backing sales for the year ended September 30, 1996 were $146,491 compared to $133,025 for the same period of fiscal 1995, an increase of $13,466, or 10.1%. This increase was the result of higher unit volume in primary and secondary carpet backing, partially offset by lower average selling prices. Construction and civil engineering product sales for the year ended September 30, 1996 were $97,043 compared to $82,933 for the same period of fiscal 1995, an increase of $14,110, or 17.0%. This increase was due to an increase in sales of geotextile and erosion control fabrics of $13,018, or 30.7%, resulting primarily from nonwoven sales in the landfill and roadway and building site markets. Technical textiles sales for the year ended September 30, 1996 were $55,998 compared to $55,469 for fiscal 1995, a increase of $529, or 1.0%.

    While the Company's sales have grown in each year, the Company's gross profit has fluctuated due to a variety of factors, primarily related to changes in the price of polypropylene. Polypropylene is the basic raw material used in the manufacture of substantially all of the Company's products, accounting for approximately 50% of the Company's cost of goods sold. The Company believes that the selling prices of its products have adjusted over time to reflect changes in polypropylene prices, although such price changes favorably affected gross profit for fiscal 1994 and adversely affected gross profit for fiscal 1995. In fiscal 1996, polypropylene prices decreased an average of 8% from fiscal 1995 levels. The benefit of this average cost decrease was only partially offset by reduced average selling prices, which, coupled with higher sales volume, resulted in a gross profit improvement of $14,490, or 18.9%, from $76,721 in fiscal 1995 to $91,211 in fiscal 1996. As a percentage of sales, gross profit increased to 30.5% from 28.3%.

       The Company believes that average polypropylene prices will decline in the first quarter of fiscal 1997 as a result of continued expansion of polypropylene capacity. According to a September 1996 report by Chem Data, a monthly petrochemical and plastics analysis publication, current annual capacity in North America will rise 11% to 14.0 billion pounds per year in calendar 1997 from a projected 12.6 billion pounds per year at December 1996. Historically, the creation of additional capacity has helped to relieve supply pressures although there can be no assurance that this will continue to be the case.

    Selling expenses for the year ended September 30, 1996 were $27,488 compared to $24,273 for the same period of fiscal 1995, an increase of $3,215, or 13.2%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses. These expenses are related to the Company's expectation of higher sales in 1997 resulting from the completion of the 1996 capacity expansion program. As a percentage of sales, selling expenses increased from 9.0% to 9.2%.

    General and administrative expenses for the year ended September 30, 1996 were $22,657 compared to $21,195 for the same period of fiscal 1995, an increase of $1,462, or 6.9%. As a percentage of sales, general and administrative expenses decreased from 7.8% to 7.6%. In fiscal 1995, general and administrative expenses included a pre-tax charge of $2,852 related to an increase in the allowance for doubtful accounts taken to establish a reserve for a carpet backing customer who experienced severe financial difficulties. Without this charge, fiscal 1995 general and administrative expenses as a percentage of sales would have been 6.8% The increase in general and administrative expenses was primarily due to infrastructure expenditures, which included an increased investment in the Company's Management Information System, to support company growth.

    Operating income for fiscal 1996 was $38,474 as compared to $28,687 for fiscal 1995, an increase of $9,787, or 34.1%. As a percentage of sales, operating income increased to 12.8% in fiscal 1996 from 10.6% in fiscal 1995. This was primarily due to factors discussed above.

    Total interest expense for fiscal 1996 was $22,773 compared to $22,514 for fiscal 1995, an increase of $259, or 1.2%, due to higher average total debt outstanding.

    The effective income tax rate was 46% and 64% in fiscal 1996 and 1995, respectively. The decrease was primarily due to the effect of nondeductible expenses, including the amortization of goodwill, on higher taxable income in fiscal 1996.

    Net income for fiscal 1996 was $8,102 compared to net income of $1,936 for fiscal 1995, an increase of $6,166, or 318.5%. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 1996 was $54,074 compared to $42,887 for fiscal 1995, an increase of $11,187, or 26.1%. The increase in net income, as well as EBITDA, was primarily due to higher sales volumes and lower average raw material cost offset by slightly lower average selling prices, higher manufacturing costs associated with plant shutdowns as a result of the winter ice storms in 1996 and increased selling and general and administrative costs.


FISCAL 1995 COMPARED TO FISCAL 1994

     Net sales for fiscal 1995 were $271,427 compared to $234,977 for fiscal 1994, an increase of $36,450, or 15.5%. This increase was primarily due to unit volume growth in certain product lines and higher average selling prices. Carpet backing sales for fiscal 1995 were $133,025 compared to $117,791 for fiscal 1994, an increase of $15,234, or 12.9%. This increase was primarily due to higher unit volume due in part to increased market share in both primary and secondary carpet backing as well as higher selling prices as compared to fiscal 1994. Construction and civil engineering product sales for fiscal 1995 were $82,933 compared to $68,706 for fiscal 1994, an increase of $14,227, or 20.7%. This increase was primarily due to a significant growth in sales of geosynthetic products as well as an increase in sales of Fibermesh(r) fibers. Technical textiles sales for fiscal 1995 were $55,469 compared to $48,480 for fiscal 1994, an increase of $6,989, or 14.4%. This increase was primarily due to unit volume growth in the furniture and bedding markets.

     Gross profit for fiscal 1995 was $76,721 compared to $82,672 for fiscal 1994, a decrease of $5,951, or 7.2%. As a percentage of sales, gross profit decreased to 28.3% from 35.2%. This decrease was primarily due to higher polypropylene costs, offset partially by higher average selling prices. The average market price of polypropylene increased approximately 50% per pound in fiscal 1995 over fiscal 1994.

     Selling expenses for fiscal 1995 were $24,273 compared to $21,815 for fiscal 1994, an increase of $2,458, or 11.3%. This increase was primarily due to increased marketing efforts in the construction and civil engineering products lines as a direct result of increased sales. However, as a percentage of sales, selling expenses decreased from 9.3% to 8.9%.

     General and administrative expenses for fiscal 1995 were $21,195 compared to $17,588 for fiscal 1994, an increase of $3,607, or 20.5%. As a percentage of sales, general and administrative expenses increased from 7.5% to 7.8%. This increase was primarily due to a charge of $2,852 related to an increase in the allowance for doubtful accounts during the fourth quarter of fiscal 1995. The charge was taken to establish a reserve for accounts receivable for a carpet backing customer who experienced severe financial difficulties.

     Operating income for fiscal 1995 was $28,687 compared to $40,770 for fiscal 1994, a decrease of $12,083, or 29.6%. As a percentage of sales, operating income decreased to 10.6% from 17.4%. This decrease was primarily due to the change in gross profit associated with higher raw material costs.

     Total interest expense for fiscal 1995 was $22,514 compared to $20,011 for fiscal 1994. This increase was due to a higher average total debt outstanding and a higher base rate for the Credit Facility.

     The effective income tax rate for fiscal 1995 was 64.3% compared to 43% for fiscal 1994. The increase was primarily due to the effect of nondeductible expenses, including the amortization of goodwill, on lower taxable income in fiscal 1995.

     Net income for fiscal 1995 was $1,936 compared to $11,420 for fiscal 1994, a decrease of $9,484, or 83%. This decrease was primarily due to increased raw material and interest costs.


LIQUIDITY AND CAPITAL RESOURCES

    To finance its capital expenditures program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Cash provided by (used in) operating activities was $31,421, (35), and 23,962 for the years ended September 30, 1996, 1995 and 1994, respectively.

    Cash provided by (used in) operating activities in fiscal 1996, 1995 and 1994 resulted primarily from net income of $8,102, $1,936 and $11,420, respectively, after deducting non-cash charges of $20,723, $17,945 and $16,703 and net working capital charges of approximately $2,596, ($19,916) and ($4,161), for each respective period. The increase in cash provided by operating activities for fiscal 1996 as compared to fiscal 1995 was principally due to fluctuations in net income and the Company's working capital requirements. The changes included reduced inventory and accounts payable balances in 1996 resulting primarily from lower inventory quantities and lower polypropylene costs. The decrease in cash provided by operating activities in fiscal 1995 as compared to fiscal 1994 was principally due to lower net income and fluctuations in working capital requirements. Working capital requirements increased primarily due to increases in accounts receivable, inventory and accounts payable. The increase in accounts receivable resulted from increased sales over the prior year particularly in certain seasonal product lines. The increases in inventory and accounts payable resulted from the effects of higher polypropylene costs, as well as increased units in finished goods and raw materials. Working capital amounted to $64,077, $69,039 and $44,114 at September 30, 1996, 1995 and 1994, respectively.

    Capital expenditures in fiscal 1996, 1995 and 1994 were approximately $34,200, $13,300 and $31,900, respectively. Capital expenditures in fiscal 1996 and 1995 were primarily to increase woven manufacturing capacity at its largest facility. In fiscal 1994, the Company expanded its secondary carpet backing and nonwoven facilities. The Company expects to incur approximately $40,000 of additional capital expenditures in each of fiscal 1997 and 1998, primarily to expand capacity and to continue to reduce manufacturing costs, subject in each case to prevailing market conditions.

    The Credit Facility provides for potential borrowing capacity of up to $85,000 and is comprised of term loan borrowings of $45,000 (of which $10,000 is payable in 1999 and $17,500 is payable in each of 2000 and 2001) and a revolving credit loan portion (the "Revolver") of up to $40,000. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. The Credit Facility expires on October 1, 2001.

   On December 14, 1992, the Company issued $140,000 of the Debentures, which represent unsecured obligations of the Company. The Debentures are redeemable at the option of the Company at any time on or after December 1, 1997, at an initial redemption price of 106.375% of their principal amount together with accrued interest, with declining redemption prices thereafter. Interest on the Debentures is payable semi-annually on June 1 and December 1.

    On November 1, 1996, the Company sold 2,875,000 shares of common stock in an underwritten public offering. The net proceeds to the Company from the sale (after payment of underwriting discounts and commissions and expenses) were $34,020, which will be used to repay certain outstanding indebtedness.

    Based on current levels of operations and anticipated growth, the Company's management expects cash from operations to provide sufficient cash flow to satisfy the debt service requirements of the Company's long-term debt obligations, including the Credit Facility and lease agreements, permit anticipated capital expenditures and fund the Company's working capital requirements for the next twelve months.


INFLATION AND SEASONALITY

    The Company does not believe that its operations have been materially affected by inflation during the three most recent fiscal years. While the Company does not expect that inflation will have a material impact upon operating results, there is no assurance that its business will not be affected by inflation in the future.

    The Company's sales and income from continuing operations have historically been higher in the third and fourth quarters of its fiscal year. While sales and operating income in the carpet backing and technical textile product lines are not greatly affected by seasonal trends, sales of construction and civil engineering products are lower in the first and second quarters of any given fiscal year due to the impact of adverse weather conditions on the construction and civil engineering markets. Consequently, as sales from construction and civil engineering products continue to increase as a percentage of the Company's total sales, the seasonality of these products' sales will affect total sales of the Company to a greater degree.


FORWARD LOOKING STATEMENTS

    The discussion of the Company's business and operations in this report includes in several instances forward-looking statements, which are based upon management's good faith assumptions relating to the financial, market, operating, and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risk and uncertainty, including those described in this report, and such statements shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities and Exchange Commission.


ACCOUNTING CHANGES

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that the adoption of this standard will have no effect on the consolidated financial position or results of operations.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company as of October 1, 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company will account for stock-based compensation awards under the provisions of Accounting Principles Board Opinion No. 25, as permitted by SFAS No. 123. In accordance with SFAS No. 123, beginning in the fiscal year ended September 30, 1997, the Company will make pro forma disclosures relative to stock-based compensation as part of the accompanying footnotes to the consolidated financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    See the financial statements, together with the auditors' report thereon, appearing immediately after Part IV, Item 14 hereof.



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


       None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY


     The following table sets forth certain information concerning each of the executive officers and directors of the Company:

       NAME                         AGE         POSITION AND OFFICES HELD

       Leonard Chill                64          President, Chief Executive
                                                Officer and Director
       W. Wayne Freed               60          Vice President -- Market
                                                Development
       Ralph Kenner                 52          Vice President -- Manufacturing
       William Gardner Wright, Jr.  67          Vice President -- General
                                                Manager Carpet Backing Group
       Robert J. Breyley            67          Vice President -- Fibermesh(r)
                                                Division
       W.O. Falkenberry             53          Vice President -- Human
                                                Resources
       C. Ted Koerner               47          Vice President--General Manager
                                                Construction/Civil Engineering
                                                Products Group
       John Michael Long            53          Vice President -- General
                                                Manager Technical Textiles Group
       Joseph Sinicropi             42          Chief Financial Officer and
                                                Secretary
       Bobby Callahan               54          Controller
       Joseph F. Dana     (1)       49          Director
       Lee J. Seidler     (1)       61          Director
       William J. Shortt  (1)       71          Director
       Robert L. Voigt    (1)       78          Director

     (1) Member of Compensation Committee and Audit Committee.

     Directors of the Company are elected each year at the annual meeting of stockholders. The Company's officers serve at the discretion of the Board.

     ~Leonard~Chill~~joined the Company in December 1973 as President and was appointed Chief Executive Officer in 1986. He has been a director since 1986. From 1967 until joining the Company, he held a number of positions with Thiokol Corporation in its Fibers Division, including that of General Manager. Mr. Chill is also the sole director and sole stockholder of one of the general partners of Synthetic Management G.P., the entity which is the sole general partner of the general partner of the Partnership. See "Certain Relationships and Related Transactions".

     ~W.~Wayne~Freed~joined the Company in 1981 and became Vice President -- Market Development in 1987. Prior thereto, he had 28 years experience in the textile industry. Mr. Freed is also the sole director and sole stockholder of one of the general partners of Synthetic Management G.P.

     ~Ralph~Kenner~has been Vice President -- Manufacturing since 1984. He joined the Company in 1974 as Director, Industrial Relations and served in that capacity until 1976. In 1976, he was appointed Plant Manager and served in that capacity until 1984. Mr. Kenner is also the sole director and sole stockholder of one of the general partners of Synthetic Management G.P.

     ~William~Gardner~Wright,~Jr.~was Vice President -- Marketing and Sales from 1983 to 1996 at which time he was named Vice President-General Manager of the Carpet Backing Group. From 1977 until 1983, he was President of Synca Marketing Corp., a textile sales agency which served as a sales agent for the Company's primary carpet backing, as well as the products of other manufacturers. Mr. Wright is a director of the Sun Trust Bank of Northwest Georgia. Mr. Wright is also the sole director and sole stockholder of one of the general partners of Synthetic Management G.P.

     ~Robert~J.~Breyley~joined the Company in 1984 and became Vice President -- Fibermesh(r) Division in December 1984. Prior thereto, he held a variety of managerial positions with Master Builders, Inc., a leading concrete admixtures supplier. During his last six years with Master Builders, he was Senior Vice President of Sales and Marketing.

     ~W.O.~Falkenberry~joined the Company in 1993 as Vice President of Human Resources. Prior thereto, he was Director of Human Resources with the Champion Products Division of the Sara Lee Corporation from 1989 to 1993.

     ~C.~Ted~Koerner~joined the Company in 1990 and became Vice President -- Construction Products Division in 1993. He was named Vice President and General Manager -- Construction/ Civil Engineering Products Group in 1995. Prior thereto, Mr. Koerner was an engineer with the Ohio Department of Transportation; a Sales Engineer, Product Supervisor and Regional Engineer with Armco Steel Corporation; and a Sales Manager with National Seal Corporation.

     ~John~Michael~Long~was Vice President -- Nonwoven Fabrics from 1991 to 1996 at which time he was named Vice President -- General Manager of the Technical Textiles Group. Prior thereto, he held a variety of managerial positions with Spartan Mills, a manufacturer of nonwoven geotextile fabrics. During his last five years at Spartan, he was Vice President and General Manager.

     ~Joseph~Sinicropi~joined the Company in 1995 as Chief Accounting Officer. He was named Chief Financial Officer and Secretary in February 1996. Prior to joining the Company, he was an audit senior manager with the international accounting firm of Deloitte & Touche LLP.

     ~Bobby~Callahan~joined the Company in 1977 and has been Controller since 1980. Prior thereto, he held a variety of financial management positions in the carpet industry.

     ~Joseph~F.~Dana~has been engaged in the private practice of law for over twenty years and has been a member of the law firm Watson & Dana, LaFayette, Georgia, since its formation in 1978. Mr. Dana has served as general counsel to the Company since 1987 and has been a Director since 1993.

     ~Lee~J.~Seidler~was Senior Managing Director at Bear, Stearns & Co. Inc. from 1981 to 1989. He is presently associated with Bear, Stearns & Co. Inc. as Managing Director Emeritus. Mr. Seidler is a director of the Shubert Foundation, The Shubert Organization, and Players International, Inc. and has been a director of SafeCard Services, Inc. and Eastbank, N.A. He has been a Director since 1993.

     ~William~J.~Shortt~retired from Johnson & Johnson in 1989. From 1977 to 1989, he was Director of Government and Trade Relations, Southeast at Johnson & Johnson. Mr. Shortt is also a director of Standard Telephone Company and Standard Group Inc., and has been a director of First National Bank of Habersham. He has been a Director since 1993.

     ~Robert~L.~Voigt~served as a consultant to Dixie Yarns Inc. from 1985 until his retirement at the end of 1991. Mr. Voigt also served as a director of Dixie Yarns, Inc. from 1981 to 1987. He has been a Director since 1993.

     Each of the executive officers, except Mr. Breyley, has an Employment Agreement with the Company. There are no family relationships between any of the above officers or directors of the Company.





TEM 11.  RENUMERATION OF DIRECTORS AND OFFICERS


DIRECTORS' COMPENSATION

     Outside directors receive $15,000 per annum for services as a director and $800 per meeting attended. Directors who are members of management do not receive any meeting attendance fees or additional compensation for service as a director or service on committees of the Board. All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board and its committees on which they serve.

     Under the Company's 1994 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), Messrs. Dana, Seidler, Shortt and Voigt were granted non-qualified stock options (the "Directors' Options") to purchase 28,906, 57,813, 19,271 and 19,271 shares of Common Stock, respectively. The Directors' Plan does not provide for any further grants of options thereunder.

     The purchase price of the shares of Common Stock subject to the Directors' Options was determined by reference to the fair market value of the Common Stock, as determined by the Compensation Committee, at the time Messrs. Dana, Seidler, Shortt and Voigt became members of the Board. As of October 1, 1996, 100% of the number of shares of Common Stock subject to each Director Option are vested and are exercisable. As a Company employee, Mr. Chill is not eligible to participate in the Directors' Plan. In the event that the outstanding shares of Common Stock are changed by reason of reorganization, merger, consolidation, recapitalization, reclassification, stock split, combination or exchange of shares and the like, or dividends payable in Common Stock, an appropriate adjustment shall be made by the Committee in the aggregate number of shares of Common Stock available under the Directors' Plan and in the number of shares and price per share subject to outstanding Directors' Options. The term of each Directors' Option is ten years from the date of grant.

BOARD COMMITTEES

     The Board has established a Compensation Committee, composed of Messrs. Dana, Seidler, Shortt and Voigt, which establishes salary, incentives and other forms of compensation and administers the Company's 1994 Stock Option Plan and 1996 Stock Option Plan and other incentive compensation and benefit plans applicable to the Company's officers. The Board has also established an Audit Committee, composed of Messrs. Dana, Seidler, Shortt and Voigt, which recommends to the Board the selection of independent auditors, and reviews the scope and results of the audit and other services provided by the independent auditors.


EXECUTIVE COMPENSATION


                                  SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding the compensation paid during each of the Company's last three completed fiscal years to the Chief Executive Officer of the Company and each of the other four most highly compensated executive officers of the Company as of September 30, 1996 (collectively, the "Named Executive Officers").

                                                        Long-Term
                                                       Compensation
                                                          Awards
                                                       ------------
                Fiscal          Annual Compensation      Securities
Name and         Year        ------------------------    Underlying  All Other
Principal       Ended                           Other     Options  Compensation
Position       Sep. 30,     Salary($)  Bonus($)   ($)        (#)        ($)
-----------   --------     ---------  ---------  ------    ------    --------

Leonard Chill     1996       254,871    118,119       -         -      9,924 (1)
Chief Executive
Officer           1995       254,871     89,939   4,668         -     10,044 (1)
and President     1994       247,447    127,260   3,989         -      9,921 (1)

Ralph Kenner      1996       145,973     55,063       -         -      4,170 (2)
Vice President-   1995       145,973     41,926   2,344         -      4,482 (2)
Manufacturing     1994       125,973     66,660   2,300         -      4,497 (2)

William Gardner
Wright, Jr.       1996       235,664     81,920       -         -      4,170 (2)
Vice President-
General           1995       235,664     70,238     304         -      4,005 (2)
Manager-Carpet
Backing Group     1994       235,664     99,384     339         -      4,497 (2)

Robert J. Breyley 1996       141,720     48,144       -         -      4,170 (2)
Vice President-   1995       141,720     49,500       -         -      3,329 (2)
Fibermesh (r)
Division          1994       141,720     72,000       -         -      4,198 (2)

W. Wayne Freed    1996       152,400     37,123       -         -      4,170 (2)
Vice President-
Market            1995       142,000     28,267   1,808         -      4,090 (2)
Development       1994       128,544     29,969   2,109         -      3,808 (2)

     (1) These amounts consist of $5,424 of insurance premiums paid by the Company under a term life insurance policy in each of 1996, 1995 and 1994, and $4,500, $4,620 and $4,497 contributed by the Company under its 401(k) plan in 1996, 1995 and 1994, respectively.

     (2) These amounts represent the annual contribution made by the Company under its 401(k) plan in the respective year.

                              OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth options granted to the Named Executive Officers during fiscal 1996:


                                                            Potential Realizable
                                                             Value at Assumed
                                                           Annual Rates of Stock
                                                            Price Appreciation
                                                                     for
                   Individual Grants                          Option Term (1)
-----------------------------------------------------------  ------------------
                Number of  % of Total
               Securities   Options
               Underlying  Granted to  Exercise or
                Options    Employeesin  Base Price  Exp
      Name     Granted(#)  Fiscal Year    ($/Sh)    Date        5%         10%
     -----     ----------   ---------    -------  --------  -------     --------
Leonard Chill      34,875      17.8%     $10.72  12/09/05   $235,058    $595,665
Ralph Kenner       20,458      10.4       10.72  12/09/05    137,887     349,423
William Gardner
  Wright, Jr.      20,458      10.4       10.72  12/09/05    137,887     349,423
Robert J. Breyley       -         -           -         -          -           -
W. Wayne Freed     20,458      10.4       10.72  12/09/05    137,887     349,423

     (1) These gains are based on arbitrary compounded rates of growth of stock prices mandated by the Securities and Exchange Commission of 5% and 10% per year from the date the option was granted over the full option term. These rates do not represent the Company's estimate or projection of future prices of the Common Stock. There is no assurance that the values that may be realized by any Named Executive Officer upon exercise of his options will be at or near the value estimated in the foregoing table.

                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                              AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth option exercises by and the value of the in-the-money unexercised options held at September 30, 1996:




                  Shares            Number of Securities      Value of
                                  Number of Securities    Value of Unexercised
                                 Underlying Unexercised    In the Money Options
                Shares            Options at FY-End (1)        at FY-End (2)
               Acquired             -------------------     ------------------
                   on        Value  Exercisable           Exercisable
Name           Exercise    Realized         Unexercisable          Unexercisable
                  (#)         ($)
----------    ----------  ---------- ------  ----------    -------- ----------
Leonard Chill       -           -    27,602     117,680    $ 62,933    $268,310
Ralph Kenner        -           -     8,353      45,518      19,045     103,781
William Gardner
   Wright, Jr.      -           -     8,353      45,518      19,045     103,781
Robert J. Breyley   -           -     2,421       7,264       5,520      16,562
W. Wayne Freed      -           -     8,353      45,518      19,045     103,781

     (1) Any shares of Common Stock received upon the exercise of options are subject to certain "lock-up" agreements with the underwriters of the Offering. See "Certain Relationships and Related Transactions."

     (2) Based on the initial public offering price ($13.00 per share) less the exercise price ($10.72 per share) payable for such shares.

EMPLOYMENT AGREEMENTS

     Each of Messrs. Chill, Freed, Kenner and Wright (the "Executives") are employed by the Company pursuant to individual employment agreements effective as of September 6, 1996 (the "Effective Date"). The term of employment under these agreements is three years from the Effective Date; provided that on each anniversary of the month following the first Effective Date, and each successive month, the term is automatically extended for one successive month, providing a minimum remaining term of two years, unless either party terminates the agreement by written notice. The current annual salaries for Messrs. Chill, Freed, Kenner and Wright pursuant to these agreements are $270,163, $161,544, $154,731 and $249,803, respectively, and are subject to annual review by the Board.

     The Company has the right to terminate the Executive's employment for "cause" or "without cause", in each case as defined in the applicable employment agreement. In the event that an Executive is terminated by the Company "without cause," other than following a "Change in Control" (as defined below), the Executive is entitled to receive his base salary at the rate in effect on the date of termination of employment for a period of two years from the date of termination, any unpaid, accrued amounts under the annual incentive plan, a pro rata payment under the annual incentive plan for the termination year, a payment equal to the three year average of incentive payments received under the Company's annual incentive plan and any stock option rights due through the end of the term. Under each employment agreement, a Change in Control occurs when
(i) any person or group becomes the beneficial owner of capital stock of the Company representing 35% of all the voting stock, (ii) the members of the Board on the Effective Date cease to constitute a majority of the Board, or (iii) the Company combines with another entity and a person holds more than 35% of the voting stock of the Company or the Company's directors, as of the date immediately before such combination, constitute less than a majority of the board of directors of the combined entity.

     If the Executive is terminated by the Company "without cause" prior to the occurrence of a Change in Control and it can be shown such termination occurred in connection with, prior to or in anticipation of the Change in Control, or if the termination resulted from a Change in Control, the Executive is entitled to
(i) a lump sum payment equal to two times the Executive's annual base salary and annual incentive plan for the year in which the Change in Control occurs or the prior year, whichever is greater, (ii) unpaid, accrued amounts under the annual incentive plan and a payment that equals the average of the incentive payment received by the Executive under the annual incentive plan for the immediately preceding three years and (iii) certain other supplemental insurance coverages, for a maximum of 18 months (the "Change in Control Provision"). In the event of a Change in Control, whether or not the Executive's employment continues with the Company, all options granted to such Executive under any of the Management Plans (as defined below) shall vest immediately on the date of the Change in Control.

     In the event that an Executive's employment is terminated for disability or death, the Executive (or his estate) is to be paid (a) his base salary at the rate in effect on the date of termination until the earlier of six months from the date of termination or the date of commencement of long term disability payments, if applicable, and (b) any unpaid, accrued amounts under the annual incentive plan, and will receive any stock option rights to which such Executive would otherwise be entitled. In the case of termination by reason of death, the executive is also entitled to a payment under the annual incentive plan equal to the pro rata amount due for the termination year.

OPTION PLANS

     The Company's 1994 Stock Option Plan (the "1994 Plan") was adopted by the Board upon the recommendations of a special committee consisting of Messrs. Seidler, Shortt and Voigt, and approved by the Company's sole stockholder during the fourth quarter of fiscal 1994. The Company's 1996 Stock Option Plan (the "1996 Plan") was similarly adopted on May 15, 1996, as amended as of July 31, 1996.

     Under the 1994 Plan and 1996 Plan (collectively, the "Management Plans") incentive stock options ("ISOs"), as provided in Section 422A of the Internal Revenue Code, and non-qualified stock options may be granted to any full-time employee of the Company or its subsidiaries. The maximum aggregate number of shares of Common Stock that may be issued under the 1994 Plan and 1996 Plan is 491,413 and 289,062, respectively. As of September 30, 1996, options to purchase an aggregate of 491,413 shares of Common Stock had been granted under the 1994 Plan. Of such amount, Messrs. Chill, Wright, Freed, Kenner and other key managers hold options to purchase 145,282, 53,870, 53,870, 53,870 and 130,644 shares of Common Stock, respectively. Mr. Beckman holds options for 53,870 common shares. As of September 30, 1996, the only options granted under the 1996 Plan were options to purchase 21,723 shares of Common Stock granted to Mr. Sinicropi. Options may not be granted under the Management Plans after August 28, 2004.

     The purchase price of the shares of Common Stock subject to options under the Management Plans must be no less than the fair market value of the Common Stock at the date of grant, as determined by the Company's Compensation Committee; provided, however, that the purchase price of shares of Common Stock subject to ISOs granted to any optionee who owns shares possessing more than 10% of the combined voting power of the Company or any parent or subsidiary of the Company ("Ten Percent Stockholder") must not be less than 110% of the fair market value of the Common Stock at the date of the grant. The maximum term of an option may not exceed ten years from the date of grant, except with respect to ISOs granted to Ten Percent Stockholders which must expire within five years of the date of grant.

     The Management Plans are administered by the Company's Compensation Committee. Subject to the express provisions of the Management Plans, the Compensation Committee has the discretion and authority to determine to whom from among the eligible employees an option may be granted, the time or times at which each option may be exercised, the number of shares of Common Stock subject to each option and the terms and conditions of each stock option agreement issued pursuant to the Management Plans; provided, however, that shares of Common Stock subject to any such agreement shall vest and become exercisable at a minimum rate of 25% per year over a four-year period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1996 and 1995, the Company paid legal fees totaling approximately $232,000 and $135,000, respectively, to the law firm of Watson & Dana. Mr. Dana, a director of the Company and a member of the Compensation Committee, is a member of Watson & Dana.





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of September 30, 1996 and as adjusted to reflect the sale of the shares in the Offering: (i) each stockholder known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, the address for each officer, director and 5% stockholder is Synthetic Industries, Inc., 309 LaFayette Road, Chickamauga, Georgia 30707.


                           Shares Beneficially             Shares Beneficially
                                 Owned           Number of        Owned
                             Prior to Offering     Shares     After Offering
                           ---------------------   Being     ---------------
Name                       Number               %  Offered   Number        %
-------------             -------              --- -------  --------     ----

5% STOCKHOLDER:
Synthetic Industries, L.P.  5,781,250           100%   --   5,781,250      68.2%

NAMED EXECUTIVE OFFICERS:
Leonard Chill                  37,234 (1)(2)(3)  *     --      37,234        *
W. Wayne Freed                 17,985 (1)(2)(3)  *     --      17,985        *
William Gardner Wright, Jr.    17,985 (1)(2)(3)  *     --      17,985        *
Ralph Kenner                   17,985 (1)(2)(3)  *     --      17,985        *
Robert J. Breyley               3,051 (2)(4)     *     --       3,051        *

DIRECTORS:
Joseph F. Dana                 28,906 (2)        *     --      28,906        *
Lee J. Seidler                 57,813 (2)        *     --      57,813        *
William J. Shortt              19,271 (2)        *     --      19,271        *
Robert L. Voigt                19,271 (2)        *     --      19,271        *
All executive officers and
directors as a group
(14 persons) (3)(4)(5)        226,159          3.78%   --     226,159      2.67%

     * Less than 1.0%.

     (1) Includes 9,632 shares as to which such person may be deemed to have beneficial ownership as a result of his indirect beneficial ownership of 0.1666% of a partnership interest in the Partnership.

     (2) Includes shares of Common Stock subject to options exercisable within 60 days, as follows: Leonard Chill -- 27,602 shares; W. Wayne Freed -- 8,353 shares; William Gardner Wright, Jr. -- 8,353 shares; Ralph Kenner -- 8,353 shares; Robert J. Breyley -- 2,421 shares; Joseph F. Dana -- 28,906 shares; Lee
J. Seidler -- 57,813 shares; William J. Shortt -- 19,271 shares; Robert L. Voigt -- 19,271 shares.

     (3) Does not include 5,781,250 shares (other than the 9,632 Shares described in footnote 2 above) as to which Messrs. Chill, Wright, Kenner and Freed may be deemed to have beneficial ownership by virtue of their indirect control of the Partnership. See "Certain Relationships and Related Transactions".

     (4) Includes 630 shares as to which Mr. Breyley may be deemed to have beneficial ownership as a result of his indirect beneficial ownership of 0.0109% of a partnership interest in the Partnership.

     (5) Does not include (i) an aggregate of 17,433 shares of Common Stock subject to options exercisable within 60 days that are owned by employees of the Company other than the executive officers and (ii) an aggregate of 433,963 shares of Common Stock subject to options that are not exercisable within 60 days that are owned by directors, officers and employees of the Company. Includes an aggregate of 38,528 shares as to which Messrs. Chill, Wright, Kenner and Freed may be deemed to have beneficial ownership as a result of their indirect beneficial ownership of 0.1666% each of a partnership interest in the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     SI Management L.P. (the "General Partner") is the sole general partner of the Partnership. Synthetic Management G.P. is the sole general partner of SI Management L.P. By virtue of these relationships, Synthetic Management G.P. controls the management and affairs of the Partnership and, therefore, the Company. The Partnership owns 5,781,250 shares of Common Stock, or approximately 67% of the issued and outstanding shares of Common Stock, and will therefore hold the voting power to determine the outcome of all matters upon which stockholders vote.

     The general partners of Synthetic Management G.P. are the following five Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc. and W.G. Wright Investments, Inc. Each of Messrs. Chill, Beckman, Freed, Kenner and Wright is the sole director and the sole stockholder of one of Synthetic Management G.P.'s general partners. For further information concerning Messrs. Chill, Freed, Kenner and Wright, see "Executive Officers and Directors of the Company".

     The Company and the Partnership have entered into a Registration Rights Agreement pursuant to which the Company has agreed that upon request of the Partnership the Company will register under the Securities Act and applicable state securities laws the sale of the Common Stock owned by the Partnership and as to which registration has been requested. The Company's obligation is subject to certain limitations relating to a minimum amount required for registration, the timing of a registration and other similar matters. The Company is obligated to pay any registration expenses incidental to such registration, excluding underwriters' commissions and discounts. In connection with the November 1, 1996 underwritten public offering, the Company incurred approximately $300,000 of such incidental registration expenses in the behalf of the Partnership. The above description is qualified in its entirety by reference to the Registration Rights Agreement, a copy of which has been filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 13, 1996. The Partnership, however, is subject to a lock-up agreement with the underwriters of the Offering pursuant to which the Partnership has agreed not to offer, sell, agree to sell, grant any option for the sale of or otherwise dispose of, directly or indirectly, any shares of Common Stock (or any security convertible into, exercisable for or exchangeable for Common Stock) without the consent of Bear, Stearns & Co. Inc. for a period of 270 days after November 1, 1996, and thereafter, until December 31, 1997, only pursuant to an underwritten public offering.


     Lee J. Seidler, a director of the Company, is presently associated with Bear, Stearns & Co. Inc. as Managing Director Emeritus and from time to time receives fees in connection with consulting and referral services to Bear, Stearns & Co. Inc.

     Jon P. Beckman, a former executive officer of the Company and an affiliate of the General Partner, is being retained as a consultant to the Company. Pursuant to his consulting agreement with the Company, Mr. Beckman will receive, until January 31, 2000, or upon earlier termination of his consulting agreement, $125,000 per year and various insurance coverages, and will be authorized to exercise all stock options awarded to him, subject to applicable vesting provisions. Under this agreement, Mr. Beckman is required to provide the Company with 20 hours of consultation per month, has released the Company from any liability resulting from his employment and has also agreed not to compete against the Company.

     The Company leases office space under a five-year lease with William Gardner Wright, Jr., one of the Company's executive officers. The term of the lease expires on September 30, 1998 and the rent is approximately $4,000 per month, which the Company believes is within prevailing market rates.

       Pursuant to a licensing agreement with the Company, W. Wayne Freed, an executive officer of the Company, receives royalties related to the manufacture and sale of a certain product for which Mr. Freed owns all of the U.S. and foreign patents. Under this agreement, Mr. Freed received royalties of $3,079 and $12,269 in fiscal 1995 and 1996, respectively, and will continue to receive such royalties until 2012 or the earlier termination of the licensing agreement.


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


(b)  No reports on Form 8-K were filed during the last quarter of the Company's
fiscal year ended                         September 30,1996.

(c)  Exhibits:  See exhibit index immediately following Item 14.

(d)  No additional financial statements are required to be filed.


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, by Registrants Which Have Not Registered Securities Pursuant to Section 12 thereunder.

No annual reports or proxy materials have been sent to the sole stockholder of the Company or to the holders of the Debentures.

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

      2 2.3 Asset Purchase Agreement dated October 12, 1990 between Synthetic Industries, Inc. and Chicopee.

      10 3.1 Certificate of Incorporation of Synthetic Industries, Inc. (including all amendments to date) filed with the Secretary of the State of Delaware.

      10 3.2 Amended and Restated By-Laws of Synthetic Industries, Inc. (including all amendments to date).

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

      9 10.2 Amendment No. 1 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

      11 10.3 Amendment No. 2 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

      9 10.4 Amendment No. 3 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

      2 10.5 US Patent No. 4,867,614, Reinforced Soil and Method (Exp. December 13, 2003).

      2 10.6 US Patent No. 4,790,691, Fiber Reinforced Soil and Method (Exp. December 13, 2003).

      2 10.7 US Patent No. 5,007,766, Shaped Barrier for Erosion Control and Sediment
            Collection (Exp. April 16, 2008).

      1 10.8 Lease agreement dated November 22, 1971 between Murray Sobel and Synthetic Industries, Inc. (including all amendments to date).

      1 10.9 Lease agreement dated February 13, 1969, between Murray Sobel and wife, Marcela S. Sobel, and Joseph F. Decosimo, Frank M. Thompson and Murray Sobel, Trustees and Synthetic Industries, Inc. (including all amendments to date).

      2 10.10 Lease agreement dated December 17, 1990 between Chicopee and Synthetic Industries, Inc.

      2 10.11 Lease agreement dated January 17, 1991 between Herchel L. Webster and Allie Ree Webster and Synthetic Industries, Inc. (the "Lumite Lease").

      6     10.12  Amendment to the Lumite Lease dated October 1, 1992.

      2 10.13 Consulting Agreement dated July 23, 1991 between Texpro Limitada y Cia S.C.A. and Synthetic Industries, Limited.

      7 10.14 Supply Contract between Eastman Chemical Products, Inc. and Synthetic Industries, Inc. dated December 13, 1991.

      13 10.15 Agreement dated September 6, 1996 between Leonard Chill and Synthetic Industries, Inc.

      13 10.16 Agreement dated September 6, 1996 between W. Wayne Freed and Synthetic Industries, Inc.

      13 10.17 Agreement dated September 6, 1996 between Ralph A. Kenner and Synthetic Industries, Inc.

      13 10.18 Agreement dated September 6, 1996 between Gardner Wright, Jr. and Synthetic Industries, Inc.

      13 10.19 Agreement dated September 6, 1996 between John M. Long and Synthetic Industries, Inc.

      13 10.20 Agreement dated September 6, 1996 between Charles T. Koerner and Synthetic Industries, Inc.

      2 10.21 Agreement dated September 6, 1996 between Robert J. Breyley, Sr. and Fibermesh Company.

      13 10.22 Agreement dated September 6, 1996 between Joseph Sinicropi and Synthetic Industries, Inc.

      13 10.23 Agreement dated September 6, 1996 between W.O. Falkenberry and Synthetic Industries, Inc.

      13 10.24 Agreement dated September 6, 1996 between Bobby Callahan and Synthetic Industries, Inc.

       8    10.25  1994 Stock Option Plan for Non-Employee Directors

       8    10.26  1994 Stock Option Plan

      11    10.27  1996 Stock Option Plan

      11    10.28  Incentive Compensation Plan Fiscal Year 1994/1995

      11    10.29  Incentive Compensation Plan Fiscal Year 1995/1996

      12 10.30 Form of Registration Rights Agreement between Synthetic Industries, L.P. and Synthetic Industries, Inc. dated as of October 31, 1996.

      13 10.31 Amendment No. 4 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of September 27, 1996.

      14 10.32 Amendment No. 5 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of October 28, 1996.

      2     21.  List of Subsidiaries of Synthetic Industries, Inc.

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

10 Filed as an exhibit to the Company's Registration Statement on Form 8-A (0-12357) as filed with the Securities and Exchange Commission on October 24, 1996 and incorporated herein by reference.

11 Filed as an exhibit to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on August 1, 1996 and incorporated herein by reference.

12 Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on September 13, 1996 and incorporated herein by reference.

13 Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on October 2, 1996 and incorporated herein by reference.

14 Filed as an exhibit to the Company's Annual Report of Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.



Deloitte and Touche LLP
Two World Financial Center
New York, New York  10281-1414
Telephone:  (212) 436-2000
Facsimile:   (212) 436-5000




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Synthetic Industries, Inc.
Chickamauga, Georgia


We have audited the accompanying consolidated balance sheets of Synthetic Industries, Inc. (a wholly-owned subsidiary of Synthetic Industries, L.P.) and its subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synthetic Industries, Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.





/S/ Deloitte and Touche LLP


Deloitte & Touche LLP


November 12, 1996

























                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

                                                                   SEPTEMBER 30,
              ASSETS                                          1996        1995


CURRENT ASSETS:
  Cash..................................................   $    101    $   108
  Accounts receivable, net (Note 4).....................     48,165     47,947
  Inventory (Note 5)....................................     39,142     45,597
  Other current assets (Note 6).........................     14,655     14,708
                                                            -------    -------

      TOTAL CURRENT ASSETS..............................    102,063    108,360

PROPERTY, PLANT AND EQUIPMENT, net (Note 7).............    137,974    116,729

OTHER ASSETS (Note 8)...................................     84,021     87,211
                                                           --------   --------

                                                           $324,058   $312,300
                                                           ========   ========


              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable.....................................    $20,227   $  24,021
  Accrued expenses and other current liabilities.......      9,669       7,378
  Income taxes payable (Note 11).......................      1,407       1,455
  Interest payable.....................................      6,024       6,427
  Current maturities of long-term debt (Note 9)........        659          40
                                                           -------    --------

         TOTAL CURRENT LIABILITIES.....................     37,986      39,321

LONG-TERM DEBT (Note 9)................................    194,353     192,048

DEFERRED INCOME TAXES (Note 11)........................     25,875      23,175



COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 3 and 13)
  Common stock ........................................      5,781       5,781
  Additional paid-in capital ..........................     63,519      63,519
  Cumulative translation adjustments...................         15          29
  Deficit..............................................     (3,471)    (11,573)
                                                            -------   --------

      TOTAL STOCKHOLDERS' EQUITY.......................     65,844      57,756
                                                            ------     -------

                                                          $ 324,058  $ 312,300
                                                          =========  =========


                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                   YEAR ENDED SEPTEMBER 30,
                                              1996           1995         1994


Net sales.................................$ 299,532     $ 271,427    $ 234,977

Costs and expenses:
  Cost of sales ........................... 208,321       194,706      152,305
  Selling expenses.........................  27,488        24,273       21,815
  General and administrative expenses......  22,657        21,195       17,588
  Amortization of excess of purchase
   price over net assets acquired
   and other intangibles...................   2,592         2,566        2,499
                                           --------      --------      -------

                                            261,058       242,740      194,207


      Operating income.....................  38,474        28,687       40,770


Other expenses:
  Interest expense, net....................  22,773        22,514       20,110
  Amortization of deferred financing costs.     699           737          739
                                             ------        ------       ------

                                             23,472        23,251       20,750

Income before provision for income taxes...  15,002         5,436       20,020

Provision for income taxes (Note 11).......   6,900         3,500        8,600
                                             ------        ------       ------

NET INCOME................................. $ 8,102       $ 1,936    $  11,420
                                            =======       =======    =========


Earnings per common share (Note 3) ........ $  1.37       $  0.33     $   1.93
                                            =======       =======     ========

Weighted average shares outstanding ......5,930,502      5,930,502   5,930,502
                                          =========      =========   =========








                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (IN THOUSANDS OF DOLLARS)




                                     ADDITIONAL  CUMULATIVE
                               COMMON  PAID-IN   TRANSLATION
                               STOCK   CAPITAL   ADJUSTMENTS  DEFICIT  TOTAL
                               -------  -------- -----------  -------  -----
Balance, October 1, 1993
   (Note 3)..................  $ 5,781   $ 63,519  $  52    $(24,929)  $44,423

Net income......................     -          -      -      11,420    11,420

Foreign currency translation....     -          -     (26)         -       (26)
                                -------   -------   -----     ------    ------

Balance, September 30, 1994....   5,781    63,519      26    (13,509)   55,817

Net income.....................       -         -       -      1,936     1,936

Foreign currency translation...       -         -       3          -         3
                                 ------    ------    ----     ------     -----

Balance, September 30, 1995....   5,781    63,519      29     (11,573)  57,756

Net income.....................       -         -       -       8,102    8,102

Foreign currency translation...       -         -      (14)         -      (14)
                                  -----    ------    -----    -------    -----

Balance, September 30, 1996....$  5,781  $ 63,519   $   15   $ (3,471) $65,844
                               ========  ========   ======   ========  =======
























                 See notes to consolidated financial statements


                            SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)

                                                YEAR ENDED SEPTEMBER 30,
                                              1996        1995        1994
                                             -----      -------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................... $ 8,102      $ 1,936     $11,420
  Adjustments to reconcile net income
       to net cash provided by
       (used in) operations:
  Depreciation and amortization............  16,299       14,937      12,390
  Deferred income taxes....................   3,400         (355)      3,830
  Provision for bad debts..................   1,024        3,363         217
  Loss on disposal of equipment............       -            -         266
  Change in assets and liabilities:
  Increase in accounts receivable..........  (1,247)     (12,212)     (2,861)
  Decrease (increase) in inventory.........   6,451      (13,076)     (7,255)
  Increase in other current assets.........    (647)      (1,469)       (632)
  (Decrease) increase in accounts payable..  (3,801)       5,254       5,348
  Increase in accrued expenses and
    other current liabilities..............   2,291          434         533
  (Decrease) increase in income
    taxes payable..........................     (48)         973         482
  (Decrease) increase in interest payable.     (403)         180         224
                                            -------       ------     -------
     Cash provided by (used in)
       operating activities................  31,421          (35)     23,962
                                            -------        -----     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property,
    plant and equipment.................... (29,253)     (13,313)    (31,866)
                                            -------       ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan...............  19,500       11,000           -
  Repayments under term loan...............    (500)      (6,000)     (6,000)
  Net (repayment) borrowings
    under revolving credit line............ (20,734)       8,598      13,802
  Payment of capital lease obligation
    and other long term debt...............    (342)         (36)        (31)
  Deferred financing costs.................    (101)        (221)          -
                                            -------        -----      ------
      Cash (used in) provided by
        financing activities...............  (2,177)      13,341       7,771
      Effect of exchange rate changes
        on cash............................       2           (2)         (3)
                                             ------       ------      ------
NET DECREASE IN CASH.......................      (7)          (9)       (136)
CASH AT BEGINNING OF PERIOD................     108          117         253
                                            -------       ------      ------
CASH AT END OF PERIOD......................  $  101       $  108       $ 117
                                            =======       ======      ======


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest ................................$ 23,176     $ 22,334     $19,787
  Income taxes.............................   3,548        2,882       3,901

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
  Capital lease obligation incurred
    for purchase of equipment..............$  5,000      $     -      $    -


                 See notes to consolidated financial statements






                            SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS, EXCEPT SHARE INFORMATION)


1.ORGANIZATION

  Synthetic Industries, Inc., a Delaware corporation (the "Company"), manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications. The Company's diverse mix of products are marketed to the floor covering, construction and technical textile markets for such end-use applications as carpet backing, geotextiles, erosion control, concrete reinforcement and furniture construction fabrics. The Company manufactures and sells more than 2,000 products in over 65 end-use markets predominately in North America, Europe and the Far East.


2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated.


  REVENUE RECOGNITION

  Revenue from product sales is recognized at the time of shipment.


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

  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method based on estimated useful lives, as follows:

                             Building and improvements    25 years
                             Machinery and equipment      14 years

  Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease. Expenses for repairs, maintenance and renewals are charged to operations as incurred. Expenditures which improve an asset or extend its useful life are capitalized. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the results of operations.


  Capitalized interest is charged to machinery and equipment and amortized over the lives of the related assets. Interest capitalized during fiscal 1996, 1995 and 1994 was $392, $729 and $283, respectively.

  INCOME TAXES

  The Company accounts for income taxes using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the statement of operations for the period that includes the enactment date.

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

  DEFERRED FINANCING AND INTANGIBLE ASSETS

  Deferred financing costs are amortized over periods from 5 to 12 years. Intangible assets consist primarily of a Fibermesh(r) trademark and patents on civil engineering products, which are amortized on a straight-line basis over 40 and 15 years, respectively.


  EARNINGS PER SHARE

  Net earnings per share were computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during each period, as adjusted for the stock splits. Common equivalent shares include options calculated using the treasury stock method. Retroactive restatement has been made to all share and per share amounts for the 115,741-for-1 stock split effective October 30, 1996 (Note 3).

  USE OF ESTIMATES

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

  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting
                                      F-14
  for long-lived assets that are expected to be disposed of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that the adoption of this standard will have no effect on consolidated financial position or results of operations.

    STOCK BASED COMPENSATION

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

  RECLASSIFICATION OF PRIOR FINANCIAL STATEMENTS

  Certain reclassifications have been made to previous years' financial statements to conform with 1996 classifications.

3.RECAPITALIZATION AND INITIAL PUBLIC OFFERING

   On July 31, 1996, the board of directors (the "Board"), approved an amendment to the Company's Certificate of Incorporation to effect a recapitalization of the Company's Common Stock, pursuant to which the number of authorized shares of the Company's Common Stock was increased to 25,000,000 shares (the "Recapitalization"). As part of the Recapitalization, the Board approved a 115,740.74-for-1 stock split of the issued and outstanding shares of Common Stock. The Recapitalization, including the stock split, became effective immediately prior to the initial public offering. All share and per share information included in the accompanying consolidated financial statements and notes have been adjusted to give retroactive recognition to the stock split.

   On November 1, 1996, the Company sold 2,875,000 shares of common stock in an underwritten public offering. The net proceeds to the Company from the sale (after payment of underwriting discounts and commissions and expenses) were approximately $34,020. The net proceeds to the Company will be used to repay certain outstanding indebtedness. Supplementary pro forma net income per share, assuming the net proceeds were used to reduce outstanding bank indebtedness and issued shares were outstanding as of the beginning of fiscal 1996, would have been $1.12.


4.  ACCOUNTS RECEIVABLE

  Accounts receivable are presented net of the doubtful allowances of $3,036, $4,053 and $1,201 for fiscal 1996, 1995 and 1994, respectively. Amounts written off against established allowances were $2,041, $511 and $217 for the years ended September 30, 1996, 1995 and 1994, respectively.

  Most of the Company's carpet backing sales are with customers located in Georgia. Net sales to one customer represented 18% of consolidated net sales for all three fiscal years presented.


5.INVENTORY
                                                      SEPTEMBER 30,
                                                  1996             1995


              Finished goods...................$ 22,555         $ 27,867
              Work in process..................   7,937            5,541
              Raw materials....................   8,650           12,189
                                               --------          -------

                                              $  39,142         $ 45,597
                                               ========          =======


6.OTHER CURRENT ASSETS
                                                      SEPTEMBER 30,
                                                  1996            1995

              Prepaid supplies.................$  8,283        $  7,192
              Deferred tax assets..............   4,765           5,465
              Other............................   1,607           2,051
                                               --------        --------
                                                $14,655         $14,708
                                               ========        ========


7.PROPERTY, PLANT AND EQUIPMENT

                                                       SEPTEMBER 30,
                                                  1996             1995


              Land.............................$  4,458         $  3,511
              Buildings and improvements.......  29,298           23,457
              Machinery and equipment and
                leasehold improvements......... 179,386          151,921
                                                -------          -------
                                                213,142          178,889
              Accumulated depreciation.........  75,168           62,160
                                                -------          -------
                                               $137,974         $116,729
                                               ========         ========


Depreciation expense on property, plant and equipment was $13,008, $11,634 and $9,152 in fiscal 1996, 1995 and 1994, respectively.


8.OTHER ASSETS

                                                      SEPTEMBER 30,
                                                  1996             1995


          Excess of purchase price
             over net assets acquired.......... $99,818          $99,818
          Intangible assets..................     3,546            3,546
          Deferred financing costs............   12,331           12,230
                                                -------          -------
                                                115,695          115,594
          Accumulated amortization............   31,674           28,383
                                                -------          -------
                                               $ 84,021         $ 87,211
                                               ========         ========



The excess of purchase price over net assets acquired arose from the purchase of the Company's Common Stock. The Company was acquired by the Partnership on December 4, 1986. This acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on estimates by independent appraisals and other valuations of fair market value as of December 4, 1986, and resulted in a purchase price in excess of net assets acquired of $99,818.

Amortization expense was $3,291, $3,303 and $3,238 in fiscal 1996, 1995 and 1994, respectively.


9.LONG-TERM DEBT

Long-term debt consists of the following at September 30:

                                                          1996        1995
      Secured revolving credit facility (a):
        Secured revolving credit portion               $  3,993     $24,727
        Term loan portion                                 45,000      26,000
      12 3/4% senior subordinated debentures (b)         140,000     140,000
      Capital lease obligation (Note 10)                   4,698           -
      Other                                                1,321       1,361
                                                         -------     -------
                                                         195,012     192,088
      Less current portion                                   659          40
                                                         -------     -------
      Total long-term portion                          $ 194,353    $192,048
                                                       =========    ========


  A. THE SECURED REVOLVING CREDIT FACILITY

     On October 20, 1995, the Company and its lenders entered into a Fourth Amended and Restated Revolving Credit Agreement (as amended to date, the "Credit Facility"). The Company's term loan portion of the Credit Facility was increased to $45,000. The Credit Facility has a termination date of October 20, 2001, and provides for term loan repayments of $10,000 in 1999 and $17,500 in each of 2000 and 2001.

     The revolving credit loan portion of the Credit Facility (the "Revolver") provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. The maximum amount available for borrowing under the revolving credit loan portion is increased to $40,000, of which $34,115 is available at September 30, 1996.

     The Credit Facility permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate plus .75% (9.0% at September 30, 1996) or (ii) for Eurodollar borrowings based on the Interbank Eurodollar rate at the time of conversion plus 2.5% or 2.75% for term loan or revolver advances, respectively (8.0938% to 9.25% at September 30, 1996).

     The Credit Facility provides for borrowings under letters of credit of up to $3,000, which borrowings reduce amounts available under the Revolver. At September 30, 1996, there was $1,892 in letters of credit outstanding under the facility. The Company is required to pay a .375% fee on this unused portion of the commitment and an agency fee of $150 per annum.

     The Credit Facility is collateralized by substantially all of the Company's assets and contains covenants related to the maintenance of certain operating and working capital levels and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its common stock is restricted by both the Credit Facility and the indenture relating to the Senior Subordinated Debentures discussed below.


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

     The fair value of the Company's Debentures is estimated based on quoted market prices for the Debentures in the over-the-counter market. The estimated fair value of the Debentures at September 30, 1996 is 107.0% of their face amount or $149,800.



Approximate aggregate minimum annual payments due on long term debt and the capital lease, for the subsequent five years are as follows: 1997, $659; 1998, $718; 1999, $10,783; 2000, $22,347; 2001, $19,470; and thereafter, $141,036.


10. COMMITMENTS AND CONTINGENCIES

  A. LEASE COMMITMENTS

     On May 15, 1996, the Company entered into a five year capital lease for equipment which provides for payments over a five year period at an interest rate of 8.42%. The Company also leases certain factory and warehouse buildings and equipment under long-term operating leases expiring through 2009.


     Future minimum lease payments under noncancellable lease obligations at September 30, 1996 are as follows:

                                                      Capital     Operating
              Year                                     leases        leases


              1997..................................... $  986      $ 3,786
              1998.....................................    986        2,262
              1999.....................................    986        1,622
              2000.....................................    986          991
              2001.....................................  1,993          362
              Thereafter...............................      -          817
                                                        ------      -------

              Total minimum lease payments............$  5,937      $ 9,840
                                                      --------      =======

              Less amount representing interest.......   1,239
                                                      --------

              Present value of net minimum
               lease payments........................... 4,698

              Less current maturities of
               capital lease obligation.................   614
                                                         -----

              Capital lease obligation.................$ 4,084
                                                       =======


     Total rental expense for the above operating leases and other short-term leases for the fiscal years 1996, 1995 and 1994 was $4,499, $3,731 and $4,684, respectively.

  B. CAPITAL EXPENDITURES

     In fiscal 1997, the Company plans a $40,000 expansion of its manufacturing facilities, primarily to expand capacity and to continue to reduce manufacturing costs, subject to prevailing market conditions, of which $7,084 is committed at September 30, 1996.

  C. LITIGATION

     The Company and its subsidiaries are parties to litigation arising out of their business operations. Most of such litigation involves claims for personal injury, property damage, breach of contract and claims involving employee relations and certain administrative proceedings. The Company believes such claims are adequately covered by insurance or do not involve a risk of material loss to the Company.



11. INCOME TAXES

  The provision (benefit) for income taxes is as follows:
                                                             YEAR ENDED
SEPTEMBER 30,
                                          1996         1995          1994

       Current:
           Federal....................  $2,600         $3,180       $3,770
           State......................     600            400        1,000
           Foreign....................     300            275            -
                                         -----         ------        -----
                                         3,500          3,855        4,770

       Deferred:
           Federal....................   3,200           (218)       3,405
           State......................     200           (137)         425
                                         -----         ------        -----
                                         3,400           (355)       3,830
                                         -----         ------        -----

       Total taxes on income..........  $6,900         $3,500       $8,600
                                        ======         ======       ======



A reconciliation of US income tax computed at the statutory rate and actual tax expense is as follows:


                                               YEAR ENDED SEPTEMBER 30,
                                              1996        1995      1994


       Amount computed at statutory rate....  $5,250      $1,900    $7,007

       State and local taxes less applicable
         federal income tax.................     550         270       747

       Amortization of goodwill.............     873         873       871

       Other nondeductible expenses.........     115         210       348

       Other, net...........................     112         247      (373)
                                               -----       -----     -----
                                              $6,900      $3,500    $8,600
                                              ======      ======    ======



The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                    YEAR ENDED SEPTEMBER 30,
                                                        1996          1995


       Property, plant and equipment................. $24,819        $22,121
       Trademarks and patents........................   1,056          1,054
                                                      -------        -------
       Total deferred tax liabilities................  25,875         23,175
                                                       ------         ------

       Receivables...................................     996          1,609
       Inventory.....................................     626            628
       Accrued expenses..............................   1,829          1,581
       AMT credit carryforward.......................   1,314          1,647
                                                        -----          -----

       Total deferred tax assets.....................   4,765          5,465


       Net deferred tax liability.................... $21,110         $17,710
                                                      =======         =======


  The Company's United States Income Tax returns for fiscal years 1992 and 1993 have been examined and settled without material adjustment.


12.  RETIREMENT PROGRAMS


  For US employees, the Company maintains a trusteed profit-sharing plan ("Plan") which is qualified under Section 401(k) of the Internal Revenue Code. All full-time employees over the age of 21 who have been employed continuously for at least one year are eligible for participation in the Plan. The Company may, but has not elected to, contribute a portion of its profits to the Plan, as determined by the Board of Directors. Employer contributions vest over 1 to 5 years. The Company has elected to match employee contributions to the Plan on a 50% basis but not to exceed 3% of the employee's annual compensation. During fiscal years 1996, 1995 and 1994, the Company contributed $999, $921 and $891, respectively. The Plan provides for the Company to bear the expense of the administration of the Plan. Pension expense on the foreign plans is not significant.


13. STOCK OPTIONS

  In August 1994, the Company adopted a stock option plan (the "Director's Plan") pursuant to which non-qualified stock options to purchase an aggregate of 125,261 shares of Common Stock were granted to the four non-employee Directors of the Company at an exercise price of $6.83 per share which was determined by reference to the fair market value of the Company's equity at the time such Directors joined the Board. The stock options will be fully vested by October 1, 1996 and have a term which expires on August 4, 2004. The Director's Plan does not provide for any further grants or options thereunder.

  In August 1994, the Company adopted a stock option plan ( the "1994 Plan") for its key employees which provides for the grant of incentive stock options, within the meaning of Section 422A of the Internal Revenue Code, and non-qualified stock options. The maximum aggregate number of shares of Common Stock that may be issued under the 1994 Plan is approximately 491,413 shares.

  In December 1995 and 1994, stock options for 174,716 and 316,697 shares of Common Stock were granted to various employees under the 1994 Plan at an exercise price of $10.72 per share. The stock options vest and become exercisable at a rate of 25% per year over a four-year period and expire ten years from the date of grant. As of September 30, 1996, 79,173 stock options were exercisable under the 1994 Plan.

    In May 1996 as amended on July 31, 1996, the Company adopted a stock option plan (the "1996 Plan"), which provides for the grant of incentive stock options and nonqualified stock options to any full time employee of the Company under terms substantially the same as the 1994 Plan. The maximum number of shares of Common Stock that may be issued under the 1996 Plan is 289,062 shares. Options to purchase an aggregate of 21,723 shares have been granted at an exercise price of $10.72 per share.

  The purchase price of the shares of Common Stock subject to options under the 1994 and 1996 Plans must be no less than the fair market value of the Common Stock at the date of grant, provided, however, that the purchase price of shares of Common Stock subject to Initial Stock Offerings ("ISO") granted to any optionee who owns shares possessing more than 10% of the combined voting power of the Company ("Ten Percent Stockholder") must not be less than 110% of the fair market value of the Common stock at the date of the grant. The maximum term of an option may not exceed ten years from the date of grant, except with respect to ISOs granted to Ten Percent Stockholders which must expire within five years of the date of grant.


                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SYNTHETIC INDUSTRIES, INC.

By:  /s/ Leonard Chill
         Leonard Chill
         President


Dated:  December 17, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on the behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Leonard Chill
        Leonard Chill                       President and Director
Dated:   December 17, 1996


By:/s/ Joseph Sinicropi
       Joseph Sinicropi                      Secretary and Chief Financial
                                              Officer
Dated:   December 17, 1996                   (Principal Accounting Officer)


By: /s/ Joseph F. Dana
        Joseph F. Dana                       Director
Dated:   December 17, 1996


By: /s/ Lee J. Siedler
        Lee J. Seidler                       Director
Dated:  December 17, 1996


By:/s/ William J. Shortt
       William J. Shortt                     Director
Dated:    December 17, 1996


By:/s/ Robert L. Voigt
       Robert L. Voigt                       Director
Dated:     December 17, 1996





















                                      F-30