Form 10-Q
period 1996-12-31
SYNTHETIC INDUSTRIES INC
filed 1997-02-13
CIK 809803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1996

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X   No____



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                          Outstanding at
        Class                                            February 12, 1997
Common Stock, $1.00 par value                               8,656,000


PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION
                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)


                                               DECEMBER 31,      SEPTEMBER 30,
         ASSETS                                    1996              1996
                                               (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents (Note 3)             $ 30,806            $  101
 Accounts receivable, net of allowance for
     doubtful accounts of $3,062 and $3,036       37,322            48,165
 Inventory (Note 4)                               49,084            39,142
 Other current assets                             14,595            14,655

      TOTAL CURRENT ASSETS                       131,807           102,063

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)      143,142           137,974

OTHER ASSETS                                      83,202           84,021

                                               $ 358,151         $324,058

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                               $ 28,731         $ 20,227
 Accrued expenses and other current liabilities    8,704            9,669
 Income taxes payable (Note 7)                     1,466            1,407
 Interest payable                                  1,475            6,024
 Current maturities of long-term debt (Note 6)       673              659
      TOTAL CURRENT LIABILITIES                   41,049           37,986

LONG-TERM DEBT (Note 6)                          190,186          194,353

DEFERRED INCOME TAXES  (Note 7)                   26,308           25,875





STOCKHOLDERS' EQUITY:
 Common stock (Note 8)                             8,656            5,781
 Additional paid-in capital (Note 8)              94,504           63,519
 Cumulative translation adjustments                   15               15
 Deficit                                          (2,567)          (3,471)

      TOTAL STOCKHOLDERS' EQUITY                 100,608           65,844

                                                $358,151         $324,058

                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                          FOR THREE MONTHS ENDED DECEMBER 31,

                                                   1996          1995

Net sales                                        $70,857       $64,608
Costs and expenses:
 Cost of sales                                   50,043        49,917
 Selling expenses                                 6,938         5,716
 General and administrative expenses              5,881         4,971
 Amortization of excess of purchase price over net
    assets acquired and other intangibles           648           648

                                                 63,510        61,252

      Operating income                            7,347         3,356

Other expenses:
  Interest expense, net                           5,410         5,680
  Amortization of deferred financing costs          176           173

                                                  5,586         5,853

Income(loss) before income tax provision(benefit) 1,761        (2,497)

Income tax provision (benefit)  (Note 7)            857          (600)


NET INCOME (LOSS)                                $  904     $  (1,897)


Net income (loss) per common share               $ 0.11     $   (0.32)

Weighted average shares outstanding           7,870,690     5,930,502






                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)
                                             THREE MONTHS ENDED DECEMBER 31,
                                                     1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $     904       $   (1,897)
  Adjustments to reconcile net income (loss)
   to net cash provided by operations:
   Depreciation and amortization                   4,480            4,008
   Provision for bad debts                            49               42
   Deferred income taxes                              27             (720)
   Change in assets and liabilities:
   Decrease in accounts receivable                10,794           10,701
   (Increase) decrease in inventory               (9,942)           4,267
   Decrease in other current assets                  461              268
   Increase (decrease) in accounts payable         8,504           (3,181)
   Decrease in accrued expenses and other
      current liabilities                           (965)          (1,769)
   Decrease (increase) in income taxes payable        59             (791)
   Decrease in interest payable                   (4,549)          (4,191)
     Cash provided by operating activities         9,822            6,737

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment      (8,824)          (7,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the term loan                     -             19,500
  Repayments under term loan                         -               (500)
  Net repayments under secured revolving
     credit line                                  (3,993)         (17,833)
  Deferred financing costs                           -                (62)
  Proceeds from underwritten public offering      33,860              -
  Payments of capital lease obligation and
     other long term debt                           (160)              (9)
      Cash provided by financing activities       29,707            1,096

      Effect of exchange rate changes on cash        -                (18)

NET INCREASE IN CASH AND CASH EQUVALENTS          30,705              421

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     101              108

CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  30,806         $    529

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                      $  9,959          $ 9,871
  Income taxes                                       771              911


                 See notes to consolidated financial statements


                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE INFORMATION)

                (INFORMATION AS OF DECEMBER 31, 1996 AND FOR THE
             PERIODS ENDING DECEMBER 31, 1996 AND 1995 IS UNAUDITED)


1.ORGANIZATION

Synthetic Industries, Inc., a Delaware corporation (the "Company"), manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications. The Company's diverse mix of products are marketed to the floor covering, construction and technical textile markets for such end-use applications as carpet backing, geotextiles, erosion control, concrete reinforcement and furniture construction fabrics. The Company manufactures and sells more than 2,000 products in over 65 end-use markets predominately in North America, Europe and the Far East. Prior to November 1, 1996, the Company was a wholly owned subsidiary Synthetic Industries L.P. As a result of the Company's underwritten public offering (Note 8) on November 1, 1996, Synthetic Industries L.P. owns approximately 67% of the Company's outstanding shares as of December 31, 1996.


2.INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of December 31, 1996 and for the periods ended December 31, 1996 and 1995 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at December 31, 1996 and 1995, and the results of operations for the three months then ended have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Operating results for the three months ended December 31, 1996 may not necessarily be indicative of the results that may be expected for the full year.


3.   CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents all highly liquid investments with maturities of three months or less. At December 31, 1996, cash equivalents were composed primarily of investments in United States government securities and overnight time deposits.


4.INVENTORY
                                         December 31,   September 30,
                                             1996           1996

         Finished goods                   $ 27,692       $ 22,555
         Work in process                     9,446          7,937
         Raw materials                      11,946          8,650

                                          $ 49,084       $ 39,142



5.PROPERTY, PLANT AND EQUIPMENT

                                         December 31,   September 30,
                                             1996           1996

         Land                            $  4,458        $  4,458
         Buildings and  mprovements        29,298          29,298
         Machinery and equipment and
           leasehold improvements         188,210         179,386

                                          221,966         213,142
         Accumulated depreciation          78,824          75,168

                                         $143,142       $ 137,974



6.LONG-TERM DEBT

                                         December 31,   September 30,
                                             1996           1996


         Secured revolving credit facility:
          Secured revolving credit portion    -             3,993
          Term loan portion                45,000          45,000
         12 3/4% senior subordinated
          debentures                      140,000         140,000
         Capital lease obligation           4,548           4,698
         Other                              1,311           1,321

                                          190,859         195,012
         Less current portion                 673             659

         Total long term portion         $190,186        $194,353


     On October 20, 1995, the Company and its lenders entered into the Fourth Amended and Restated Revolving Credit Agreement (as amended to date, the "Amended Credit Facility"). The Amended Credit Facility, with a termination date of October 20, 2001, provides for term loan borrowings of $45,000 of which $10,000 is payable in 1999 and $17,500 is payable in each of 2000 and 2001.

     The Amended Credit Facility provides for a revolving credit portion of a maximum amount of $40,000, of which, at December 31, 1996, the Company had $38,869 available for borrowing.

     On February 11, 1997, the Company issued $170,000 in aggregate principal amount of 9 1/4% senior subordinated notes due 2007. (See Subsequent Events.)


7.INCOME TAXES

  The provision (benefit) for income taxes is as follows:

                                Three Months Ended December 31,

                                       1996          1995
     Current:
       Federal                      $   620         $    -
       State                             90              -
       Foreign                          120             120

                                        830             120
     Deferred:
       Federal                         (115)           (600)
       State                            142            (120)

                                         27            (720)

     Total provision (benefit)       $  857         $  (600)


  The federal income tax provision for the three months ended December 31, 1996 and 1995 reflect the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the financial statements.

8.  UNDERWRITTEN PUBLIC OFFERING

   On July 31, 1996, the board of directors of the Company (the "Board"), approved an amendment to the Company's Certificate of Incorporation to effect a recapitalization of the Company's Common Stock, pursuant to which the number of authorized share of the Company's Common Stock was increased to 25,000,000 shares (the "Recapitalization"). As part of the Recapitalization, the Board approved a 115,740.74-for-1 stock split of the issued and outstanding shares of Common Stock. The Recapitalization, including the stock split, became effective immediately prior to the initial public offering. All share and per share information included in the accompanying consolidated financial statements and notes have been adjusted to give retroactive recognition to the stock split.

   On November 1, 1996, the Company sold 2,875,000 shares of Common Stock in an underwritten public offering. The net proceeds to the Company from the sale (after payment of underwriting discounts and commissions and expenses) were approximately $34,000.

9.   SUBSEQUENT EVENTS

  On February 11, 1997, the Company issued $170,000 in aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2007 (the "Notes"). Most of the net proceeds from the Notes were utilized to repurchase approximately $132,000 principal amount of the Company's 12 3/4% Senior Subordinated Debentures due December 1, 2002 (the "12 3/4% Debentures") which were tendered in accordance with a tender offer therefor that was commenced by the Company on January 8, 1997. The balance of the 12 3/4% Debentures will be defeased and the Company will incur an extraordinary loss of $11,590 or $1.47 per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS OF DOLLARS EXCEPT SHARE INFORMATION)


LIQUIDITY AND CAPITAL RESOURCES

  To finance its capital expenditures program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Cash provided by operating activities was $9,822 for the three months ended December 31, 1996. Cash provided by operating activities resulted primarily from net income of $904 after deducting non-cash charges of $4,556, a decrease in accounts receivable due to collections, an increase in accounts payable balances due to higher inventory quantities, partially offset by increased inventory quantities and interest payments on the 12 3/4% Debentures due December 1, 2002 (the "Debentures").

  Also contributing to the increase in cash and cash equivalents at December 31, 1996 as compared to September 30, 1996 wereproceeds from the sale of 2,875,000 shares of Common Stock in an underwritten public offering completed November 1, 1996. The net proceeds to the Company from the sale (after payment of underwriting discounts and commissions and expenses) were approximately $34,000. These proceeds, together with the February 11, 1997 issuance of $170,000 in aggregate principal amount of the Company's 9 1/4% Senior Subordinated Notes due February 15, 2007, will be utilized primarily to retire approximately $132,000 of the 12 3/4% Debentures and to repay certain outstanding indebtedness under the Company's Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of October 20, 1995, as subsequently amended, among the Company, the lenders party thereto and The First National Bank of Boston, as agent (the "Credit Facility").

  The Credit Facility provides for potential borrowing capacity of up to $85,000 and is comprised of term loan borrowings of $45,000 (of which $10,000 is payable in 1999 and $17,500 is payable in each of 2000 and 2001) and a revolving credit loan portion (the "Revolver") of up to $40,000. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations. At December 31, 1996, there was $38,869 available under the Revolver. The Company is currently in the process of renegotiating the Credit Facility which is due to expire on October 1, 2001.

  Capital expenditures planned in fiscal 1997 of approximately $40,000, of which $8,824 has been spent to date, are primarily to expand capacity of the Company's manufacturing facilities, subject to prevailing market conditions.

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



RESULTS OF OPERATIONS FOR THE FIRST QUARTER

FISCAL 1997 COMPARED TO FISCAL 1996

The following table sets forth the percentage relationships to net sales of certain income statement items for the quarters ended December 31, 1996 and 1995.

                                              December 31,
                                            1996       1995

          Net sales                        100.0%     100.0%
          Cost of sales                     70.6       77.3
           Gross profit                     29.4       22.7
          Selling expenses                   9.8        8.8
          General and administrative
            expenses                         8.3        7.7
          Amortization of intangibles        0.9        1.0
          Operating income                  10.4        5.2
          Interest expense                   7.6        8.8
          Amortization of deferred
            financing costs                  0.3        0.3
          Income (loss) before
            provision for taxes              2.5       (3.9)
          Provision (benefit) for
            income taxes                     1.2       (0.9)
           Net income (loss)                 1.3%      (3.0)%



  Net sales for the quarter ended December 31, 1996 were $70,857 compared to $64,608 for the same period of fiscal 1996, an increase of $6,249, or 9.7%. Carpet backing sales for the quarter ended December 31, 1996 were $36,922 compared to $33,553 for the same period of fiscal 1996, an increase of $3,369, or 10.0%. This increase was the result of higher unit volume and higher average selling prices. Construction and civil engineering product sales for the quarter ended December 31, 1996 were $21,072 compared to $19,400 for the same period of fiscal 1996, an increase of $1,672, or 8.6%. Technical textiles sales for the quarter ended December 31, 1996 were $12,863 compared to $11,655 for fiscal 1996, an increase of $1,208, or 10.4%.

  Gross profit for the quarter ended December 31, 1996 was $20,814 compared to $14,691 for the same period of fiscal 1996, an increase of $6,123, or 41.7%. As a percentage of sales, gross profit increased to 29.4% from 22.7%. This increase was primarily due to increased sales volume and lower average polypropylene costs.

  Polypropylene is the basic raw material used in the manufacture of substantially all of the Company's products, accounting for approximately 50% of the Company's cost of goods sold. The Company believes that the selling prices of its products have adjusted over time to reflect changes in polypropylene prices. Higher prices of polypropylene, however, without offsetting selling price increases could have a significant negative effect on the Company's results of operations and financial condition. Due to the level of competition, the Company, historically, has been able to pass through only a portion of the polypropylene cost increases through higher selling prices of certain product lines.

  The Company has not experienced any shortage of supply of polypropylene; however, continuous increases in demand or major supply disruptions without offsetting increases in manufacturing capacities could cause future supply shortages.

  Selling expenses for the quarter ended December 31, 1996 were $6,938 compared to $5,716 for the same period of fiscal 1996, an increase of $1,222, or 21.4%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses. These expenses are related to the Company's expectation of higher sales in fiscal 1997 resulting from the completion of the fiscal 1996 capacity expansion program. As a percentage of sales, selling expenses increased from 8.8% to 9.8%.

  General and administrative expenses for the quarter ended December 31, 1996 were $5,881 compared to $4,971 for the same period of fiscal 1996, an increase of $910, or 18.3%. As a percentage of sales, general and administrative expenses increased from 7.7% to 8.3%. The increase in general and administrative expenses was primarily due to infrastructure expenditures, which included an increased investment in the Company's Management Information System, to support anticipated Company growth.

  Operating income for the first quarter of fiscal 1997 was $7,347 as compared to $3,356 for the same period of fiscal 1996, an increase of $3,991, or 118.9%. As a percentage of sales, operating income increased to 10.4% in fiscal 1997
from 5.2% in fiscal 1996.   This was primarily due to higher sales volumes and
lower average raw material costs offset by slightly increased selling and general and administrative costs.

  Total interest expense for the first quarter of fiscal 1997 was $5,410 compared to $5,680 for the same period of fiscal 1996, a decrease of $270, or 4.8%, due to interest income of $172 as well as lower average total debt outstanding at slightly lower interest rates.

  The effective income tax rate for the three months ended December 31, 1996 was 49% due primarily to the effect of nondeductible expenses, including the amortization of goodwill, on higher taxable income in fiscal 1997.

  Net income for the first quarter of fiscal 1997 was $904 compared to net loss of $1,897 for the first quarter of fiscal 1996, an increase of $2,801, or 147.7%. Earnings before interest, taxes, depreciation and amortization ("EBITDA")1 for the first quarter of fiscal 1997 were $11,651 compared to $7,191 for the first quarter of fiscal 1996, an increase of $4,460, or 62.0%. The increase in net income, as well as EBITDA, was primarily due to higher sales volumes and lower average raw material costs offset by slightly increased selling and general and administrative costs.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits


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
            Synthetic Industries, Inc.

      13   10.20 Agreement dated September 6, 1996 between Charles T. Koerner and Synthetic Industries, Inc.

      2    10.21  Agreement dated September 6, 1996 between Robert J. Breyley,
            Sr. and Fibermesh Company.

      13   10.22  Agreement dated September 6, 1996 between Joseph Sinicropi and Synthetic Industries, Inc.

      13   10.23  Agreement dated September 6, 1996 between W.O. Falkenberry and Synthetic Industries, Inc.

      13   10.24  Agreement dated September 6, 1996 between Bobby Callahan and
            Synthetic Industries, Inc.

      8    10.25  1994 Stock Option Plan for Non-Employee Directors

      8    10.26  1994 Stock Option Plan

      11   10.27  1996 Stock Option Plan

      11   10.28  Incentive Compensation Plan Fiscal Year 1994/1995

      11   10.29  Incentive Compensation Plan Fiscal Year 1995/1996

      12   10.30  Form of Registration Rights Agreement between Synthetic
            Industries, L.P. and Synthetic Industries, Inc. dated as of October 31, 1996.

      13   10.31  Amendment No. 4 to the Fourth Amended and Restated Revolving
            Credit and Security Agreement dated as of September 27, 1996.

      14   10.32  Amendment No. 5 to the Fourth Amended and Restated Revolving
            Credit and Security Agreement dated as of October 28, 1996.

      15   10.33  Amendment No. 6 to the Fourth Amended and Restated Revolving
            Credit and Security Agreement dated as of January 29, 1997.

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

14 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

15    Filed herewith




     (b)                Reports of Form 8-K

     None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC INDUSTRIES, INC.


By:  /s/ Leonard Chill
        Leonard Chill
        President



Dated:  February 12,1997





By:  /s/  Joseph Sinicropi
        Joseph Sinicropi
        Chief Financial Officer




Dated:   February 12, 1997
_______________________________
1 The Company believes that EBITDA is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA is not a concept in accordance with generally accepted accounting principles and is not a substitute for operating income, net income or cash flows from operating activities.