Form 10-Q
period 1997-03-31
SYNTHETIC INDUSTRIES INC
filed 1997-05-20
CIK 809803

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                              -----------------

Commission File Number  33-11479
                      ----------


                           SYNTHETIC INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                        58-1049400
--------------------------------------------------------------------------------
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

 309 LaFayette Road, Chickamauga, Georgia                      30707
--------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

                                 (706) 375-3121
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes  X   No
                                                                -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding at
          Class                                      May 9, 1997
-----------------------------                       ---------------

Common Stock, $1.00 par value                         8,656,250

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION

                         SYNTHETIC INDUSTRIES, INC.
                              AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF DOLLARS)

                                                                                 MARCH 31,      SEPTEMBER 30,
                 ASSETS                                                            1997              1996
                                                                               ----------       -------------
                                                                               (Unaudited)
CURRENT ASSETS:
 Cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,190          $    101
 Accounts receivable, net of allowance for
 doubtful accounts of $3,461 and $3,036 . . . . . . . . . . . . . . . . . . .     50,645            48,165
 Inventory (Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     61,006            39,142
 Other current assets (Note 4)  . . . . . . . . . . . . . . . . . . . . . . .     19,143            14,655
                                                                                --------          --------

 TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .    131,984           102,063

PROPERTY, PLANT AND EQUIPMENT, net (Note 5) . . . . . . . . . . . . . . . . .    154,629           137,974

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     84,165            84,021
                                                                                --------          --------

                                                                                $370,778          $324,058
                                                                                ========          ========

 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 28,686          $ 20,227
 Accrued expenses and other current liabilities . . . . . . . . . . . . . . .     10,345             9,669
 Income taxes payable (Note 7)  . . . . . . . . . . . . . . . . . . . . . . .          -             1,407
 Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,388             6,024
 Current maturities of long-term debt (Note 6)  . . . . . . . . . . . . . . .        688               659
                                                                                --------          --------
 TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . .     42,107            37,986

LONG-TERM DEBT (Note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . .    212,029           194,353

DEFERRED INCOME TAXES (Note 7)  . . . . . . . . . . . . . . . . . . . . . . .     25,875            25,875
                                                                                --------          --------

STOCKHOLDERS' EQUITY:
 Common stock (Note 8)  . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,656             5,781
 Additional paid-in capital (Note 8)  . . . . . . . . . . . . . . . . . . . .     94,325            63,519
 Cumulative translation adjustments . . . . . . . . . . . . . . . . . . . . .        143                15
 Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (12,357)           (3,471)
                                                                                --------          --------
 TOTAL STOCKHOLDER'S EQUITY . . . . . . . . . . . . . . . . . . . . . . . . .     90,767            65,844
                                                                                --------          --------
                                                                                $370,778          $324,058
                                                                                ========          ========


                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     MARCH 31                       MARCH 31
                                                                 1997        1996               1997       1996
                                                             ---------     --------           --------    --------
Net sales . . . . . . . . . . . . . . . . . . . . . . .      $  75,358     $ 64,609           $146,215    $129,217
                                                             ---------     --------           --------    --------
Costs and expenses:
 Cost of sales  . . . . . . . . . . . . . . . . . . . .         51,123       46,170            101,166      96,087
 Selling expenses . . . . . . . . . . . . . . . . . . .          7,246        6,236             14,184      11,952
 General and administrative expenses  . . . . . . . . .          7,010        5,820             12,891      10,791
 Amortization of excess purchase price over net
  assets acquired and other intangibles  . . . . . . .             648          648              1,296       1,296
                                                             ---------     --------           --------    --------

                                                                66,027       58,874            129,537     120,126
                                                             ---------     --------           --------    --------

 Operating income . . . . . . . . . . . . . . . . . . .          9,331        5,735             16,678       9,091
                                                             ---------     --------           --------    --------
Other expenses:
 Interest expense   . . . . . . . . . . . . . . . . . .          5,365        5,710             10,775      11,390
 Amortization of deferred financing costs . . . . . . .            163          175                339         348
                                                             ---------     --------           --------    --------

                                                                 5,528        5,885             11,114      11,738
                                                             ---------     --------           --------    --------
Income (loss) before income tax provision (benefit)
 and extraordinary item . . . . . . . . . . . . . . . .          3,803         (150)             5,564      (2,647)

Income tax provision (benefit)
 (Note 7) . . . . . . . . . . . . . . . . . . . . . . .          1,643          260              2,500        (340)
                                                             ---------     --------           --------    --------

Income (loss) before extraordinary item . . . . . . . .          2,160         (410)             3,064      (2,307)

Extraordinary item - Loss from early
 extinguishment of debt (net of tax
 benefit of $7,481) . . . . . . . . . . . . . . . . . .         11,950            -             11,950           -
                                                             ---------     --------           --------    --------

NET LOSS  . . . . . . . . . . . . . . . . . . . . . . .      $  (9,790)    $   (410)          $ (8,886)   $ (2,307)
                                                             =========     ========           ========    ========
Net Income (loss) per share before
 extraordinary item . . . . . . . . . . . . . . . . . .      $    0.24     $  (0.07)          $   0.36    $  (0.39)

Extraordinary loss per share  . . . . . . . . . . . . .      $   (1.33)    $      -           $  (1.42)   $      -
                                                             ---------     --------           --------    --------

Net loss per share  . . . . . . . . . . . . . . . . . .      $   (1.09)    $  (0.07)          $  (1.06)   $  (0.39)
                                                             =========     ========           ========    ========

Weighted average shares outstanding . . . . . . . . . .      8,957,155    5,930,502          8,413,922   5,930,502
                                                             =========    =========          =========   =========


                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED MARCH 31,
                                                                          1997                            1996
                                                                      ----------                       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) before extraordinary item  . . . . . . . . . . .   $    3,064                       $   (2,307)
 Adjustments to reconcile net (loss) income
 to net cash provided by (used in) operations:
 Depreciation and amortization of deferred financing and
  organization costs and intangibles  . . . . . . . . . . . . . . .        9,027                            8,031
 Provision for bad debts  . . . . . . . . . . . . . . . . . . . . .          141                              109
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .        3,110                             (490)
 Change in assets and liabilities, net of acquisition:
 Decrease in accounts receivable  . . . . . . . . . . . . . . . . .           58                            4,697
 (Increase) decrease in inventory . . . . . . . . . . . . . . . . .      (20,501)                           4,287
 Decrease in other current assets . . . . . . . . . . . . . . . . .          577                              900
 Increase (decrease) in accounts payable  . . . . . . . . . . . . .        8,459                           (3,110)
 Increase (decrease) in accrued expenses and other
  current liabilities . . . . . . . . . . . . . . . . . . . . . . .          200                             (397)
 Decrease in income taxes payable . . . . . . . . . . . . . . . . .       (1,407)                          (1,207)
 Decrease in interest payable . . . . . . . . . . . . . . . . . . .       (3,636)                            (375)
                                                                      ----------                       ----------
 Cash (used in) provided by operating activities  . . . . . . . . .         (908)                          10,138

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment . . . . . . . . . . . .      (18,909)                         (13,650)
 Investment in business (Note 9)  . . . . . . . . . . . . . . . . .       (9,354)                               -
                                                                      ----------                       ----------
 Cash used in investing activities  . . . . . . . . . . . . . . . .      (28,263)                         (13,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under term loan . . . . . . . . . . . . . . . . . . . .            -                           19,500
 Repayments under term loan . . . . . . . . . . . . . . . . . . . .      (20,000)                            (500)
 Net borrowings (repayments) under revolving credit line  . . . . .          625                          (15,176)
 Issuance of 9 1/4% Senior subordinated debentures  . . . . . . . .      170,000                                -
 Redemption of 12 3/4% Senior subordinated debentures . . . . . . .     (132,597)                               -
 Repayment costs on early extinguishment of debt  . . . . . . . . .      (15,920)                               -
 Proceeds from underwritten public offering . . . . . . . . . . . .       33,681                                -
 Debt issuance costs  . . . . . . . . . . . . . . . . . . . . . . .       (5,290)                             (98)
 Repayments of capital lease obligation and other long term debt  .         (323)                             (19)
                                                                      ----------                       ----------
 Cash provided by financing activities  . . . . . . . . . . . . . .       30,176                            3,707

 Effect of exchange rate changes on cash  . . . . . . . . . . . . .           84                              (37)
                                                                      ----------                       ----------

NET INCREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . . .        1,089                              158

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .          101                              108
                                                                      ----------                       ----------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .   $    1,190                       $      266
                                                                      ==========                       ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
 Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   14,411                       $   11,765
 Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .          797                            1,387

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN THOUSANDS OF DOLLARS)

                 (INFORMATION AS OF MARCH 31, 1997 AND FOR THE
              PERIODS ENDING MARCH 31, 1997 AND 1996 IS UNAUDITED)


1.  ORGANIZATION

Synthetic Industries, Inc., a Delaware corporation (the "Company"), manufactures and markets a wide range of polypropylene-based fabric and fiber products designed for industrial applications. The Company's diverse mix of products are marketed to the floor covering, construction and technical textile markets for such end-use applications as carpet backing, geotextiles, erosion control, concrete reinforcement and furniture construction fabrics. The Company manufactures and sells more than 2,000 products in over 65 end-use markets predominately in North America, Europe and the Far East. Prior to November 1, 1996, the Company was a wholly owned subsidiary of Synthetic Industries L.P. As a result of the underwritten public offering (Note 8) on November 1, 1996, Synthetic Industries L.P. owns approximately 67% of the Company's outstanding common stock as of March 31, 1997.


2.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of March 31, 1997 and for the periods ended March 31, 1997 and 1996 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at March 31, 1997 and 1996, and the results of operations for the three and six months then ended have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Operating results for the three and six months ended March 31, 1997 may not necessarily be indicative of the results that may be expected for the full year.

3. INVENTORY

                                        MARCH 31,          SEPTEMBER 30,
                                          1997                 1996
                                        ---------          -------------
Finished goods . . . . . . . . . . .     $35,381             $22,555
Work in process  . . . . . . . . . .       9,854               7,937
Raw materials  . . . . . . . . . . .      15,771               8,650
                                         -------             -------
                                         $61,006             $39,142
                                         =======             =======



4.  OTHER CURRENT ASSETS

                                        MARCH 31,          SEPTEMBER 30,
                                          1997                 1996
                                        ---------          -------------
Prepaid supplies . . . . . . . . . .     $ 9,288             $ 8,283
Deferred tax assets  . . . . . . . .       9,136               4,765
Other  . . . . . . . . . . . . . . .         719               1,607
                                         -------             -------
                                         $19,143             $14,655
                                         =======             =======




5. PROPERTY, PLANT AND EQUIPMENT

                                        MARCH 31,          SEPTEMBER 30,
                                          1997                 1996
                                        ---------          -------------
Land . . . . . . . . . . . . . . . .    $  4,458            $  4,458
Buildings and improvements . . . . .      29,298              29,298
Machinery and equipment and
 leasehold improvements  . . . . . .     203,433             179,386
                                        --------            --------
                                         237,189             213,142
Accumulated depreciation . . . . . .      82,560              75,168
                                        --------            --------
                                        $154,629            $137,974
                                        ========            ========

6. LONG-TERM DEBT

                                                          MARCH 31,         SEPTEMBER 30,
                                                            1997               1996
                                                         -----------        -------------
          Secured revolving credit facility
              Secured revolving credit portion  . . .     $    4,618         $    3,993
              Term loan portion . . . . . . . . . . .         25,000             45,000
          9 1/4% Senior Subordinated
               Notes, due 2007  . . . . . . . . . . .        170,000                  -
          12 3/4% Senior Subordinated
              Debentures, due 2002  . . . . . . . . .          7,403            140,000
          Capital lease obligation  . . . . . . . . .          4,397              4,698
          Other . . . . . . . . . . . . . . . . . . .          1,299              1,321
                                                          ----------              -----
                                                             212,717            195,012
          Less current portion  . . . . . . . . . . .            688                659
                                                          ----------               ----
          Total long term portion . . . . . . . . . .     $  212,029         $  194,353
                                                          ==========         ==========


         On February 11, 1997, the Company issued $170,000 in aggregate principal amount of 9 1/4% Senior Subordinated Notes due 2007 (the "Notes"), which represent unsecured obligations of the Company. The Notes are redeemable at the option of the Company at any time on or after February 15, 2002, initially at 104.625% of their amount, together with accrued interest, with declining redemption prices thereafter. Interest on the Notes is payable semi-annually on February 15 and August 15.

         In connection with the issuance of the Notes, the Company redeemed approximately $133,000 principal amount of its 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures") at a redemption price of 111.07% of the principal amount thereof. In addition, the Company repaid $20,000 of its outstanding term loan borrowings as of March 5, 1997. In connection with the early extinguishment of debt, the Company recorded an extraordinary loss of $11,950 (representing call premium and prepayment fees of $15,920 and write off of deferred financing costs of $3,511, net of an income tax benefit of $7,481) during the second quarter of fiscal 1997.

         On October 20, 1995, the Company and its lenders entered into the Fourth Amended and Restated Revolving Credit Agreement (as amended to date, the "Amended Credit Facility"). The Amended Credit Facility, with a termination date of October 1, 2001, provided for potential borrowing capacity of up to $85,000 being comprised of term loan borrowings of $45,000 and a revolving credit loan portion (the "Revolver") of $40,000. The term loan balance at March 31, 1997, was $25,000, of which $10,000 is payable in 1999 and $15,000 is payable in 2000. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations and reserves. These reserves include outstanding letters of credit of $1,100 and the remaining balance due under the Debentures of $7,400. Accordingly, at March 31, 1997, availability under the Revolver is $19,051.

7. INCOME TAXES

    The provision for income taxes before extraordinary item in the consolidated statements of operations reflects the effective tax rate of 43% and 45% for the three and six months ended March 31, 1997.

    This provision reflects the non-deductibility of certain expenses for income tax purposes such as amortization of goodwill. Deferred income taxes result from temporary differences between tax bases of assets and liabilities and their reported amounts in the consolidated statements of operations.

 8. UNDERWRITTEN PUBLIC OFFERING

    On November 1, 1996, the Company sold 2,875,000 shares of Common Stock in an underwritten public offering. The net proceeds to the Company from the sale (after payment of underwriting discounts and expenses) were approximately $34,000.

 9. BUSINESS ACQUISITION

    On February 27, 1997, the Company acquired certain assets of the Spartan Technologies division of Spartan Mills for approximately $9,400. The assets will be used primarily in the manufacturing of nonwoven fabrics used in the geotextile and furniture and bedding markets. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the net assets acquired (accounts receivable, inventory, and property, plant and equipment) based upon the fair market value (which approximates cost) at the date of acquisition. The operating results of the acquired business have been included in the consolidated statement of operations from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(IN THOUSANDS OF DOLLARS)

LIQUIDITY AND CAPITAL RESOURCES

    To finance its capital expenditure program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Cash used in operating activities for the six months ended March 31, 1997, was $908 primarily as a result of an increase in inventory of $20,501, due to seasonal buildups, financed principally through income before extraordinary item of $3,064 and noncash charges of $12,278, as well as an increase in accounts payable of $8,459.

    On November 1, 1996, the Company received net proceeds of approximately $34,000 (after payment of underwriting discounts and commissions and expenses) from the sale of 2,875,000 shares of Common Stock in an underwritten public offering. These proceeds, together with the proceeds received from the February 11, 1997 issuance of $170,000 in aggregate principal amount of the Company's 9 1/4% Senior Subordinated Notes due February 15, 2007 (the "Notes"), were utilized primarily to retire approximately $133,000 of the Company's 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures"), pay the related prepayment costs and fees associated with the refinancing of $15,920 and to repay $20,000 of certain outstanding indebtedness under the Company's Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of October 20, 1995, as subsequently amended, among the Company, the lenders party thereto and The First National Bank of Boston, as agent (the "Amended Credit Facility"). In connection therewith, the Company recorded an extraordinary loss of $11,950 net of tax benefit of $7,481.

    These net proceeds were also utilized to invest in capital expenditures of $18,909 and to acquire certain assets of the Spartan Technologies division of Spartan Mills for approximately $9,400. Additional capital expenditures planned for fiscal 1997 are approximately $31,000, primarily to expand the capacity of the Company's manufacturing facilities, subject to prevailing market conditions.

    The Amended Credit Facility, with a termination date of October 1, 2001, provides for potential borrowing capacity of up to $85,000 being comprised of term loan borrowings of $45,000 and a revolving credit loan portion (the "Revolver") of $40,000. The term loan balance at March 31, 1997, was $25,000, of which $10,000 is payable in 1999 and $15,000 is payable in 2000. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations and reserves. These reserves include outstanding letters of credit of $1,100 and the remaining balance due under the Debentures of $7,400. Accordingly, at March 31, 1997, availability under the Revolver is $19,051. The Company is currently in the process of renegotiating the Amended Credit Facility, primarily to increase borrowing flexibility and extend the term which is due to expire on October 1, 2001.

    Based on current levels of operations and anticipated growth, the Company's management expects cash from operations to provide sufficient cash flow to satisfy the debt service requirements of the Company's long-term debt obligations, including the Amended Credit

Facility and lease agreements, permit anticipated capital expenditures and fund the Company's working capital requirements for the next twelve months.


RESULTS OF OPERATIONS

The following table sets forth the percentage relationships to net sales of certain income statement items for the three and six months ended March 31, 1997 and 1996.

                                                        Three Months Ended                   Six Months Ended
                                                            March 31,                           March 31,
                                                        1997          1996                 1997           1996
                                                        ----          ----                 ----           ----
            Net sales . . . . . . . . . . . . . . .    100.0%        100.0%               100 .0%        100.0%
            Cost of sales . . . . . . . . . . . . .     67.8          71.5                  69.2          74.4
                                                        ----          ----                  ----         ----
             Gross profit . . . . . . . . . . . . .     32.2          28.5                  30.8          25.6
            Selling expenses  . . . . . . . . . . .      9.6           9.7                   9.7           9.3
            General and administrative
             expenses . . . . . . . . . . . . . . .      9.3           9.0                   8.8           8.4
            Amortization of intangibles . . . . . .      0.9           1.0                   0.9           1.0
                                                         ---           ---                  ----           ---
            Operating income  . . . . . . . . . . .     12.4           8.8                  11.4           6.9
            Interest expense  . . . . . . . . . . .      7.1           8.8                   7.4           8.8
            Amortization of deferred
             financing costs  . . . . . . . . . . .      0.2           0.3                   0.2           0.3
                                                         ---           ---                  ----           ---
             Income (loss) before
            provision for taxes and
             extraordinary item . . . . . . . . . .      5.1          (0.3)                  3.8          (2.2)
            Provision (benefit) for
            income taxes  . . . . . . . . . . . . .      2.2           0.4                   1.7          (0.3)
                                                         ---           ---                  ----          -----
            Income (loss) before
            extraordinary item  . . . . . . . . . .      2.9%         (0.7%)                 2.1%         (1.9%)
                                                         ====         ======                =====         ======


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31

    Net sales for the quarter ended March 31, 1997 were $75,358 compared to $64,609 for the same period of fiscal 1996, an increase of $10,749, or 16.6%. Carpet backing sales for the quarter ended March 31, 1997 were $40,206 compared to $35,336 for the same period of fiscal 1996, an increase of $4,870, or 13.8%. Construction and civil engineering product sales for the quarter ended March 31, 1997 were $19,675 compared to $15,056 for the same period of fiscal 1996, an increase of $4,619, or 30.7%. Technical textiles sales for the quarter ended March 31, 1997 were $15,477 compared to $14,217 for fiscal 1996, an increase of $1,260, or 8.9%.

    Gross profit for the quarter ended March 31, 1997 was $24,235 compared to $18,439 for the same period of fiscal 1996, an increase of $5,796, or 31.4%. As a percentage of sales, gross profit increased to 32.2% from 28.5%. This increase was primarily due to increased sales volume and lower average polypropylene costs.

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

    Selling expenses for the quarter ended March 31, 1997 were $7,246 compared to $6,236 for the same period of fiscal 1996, an increase of $1,010, or 16.2%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses. These expenses are related to the Company's expectation of higher sales in fiscal 1997 resulting from the completion of the fiscal 1996 capacity expansion program. As a percentage of sales, selling expenses decreased from 9.7% to 9.6%.

    General and administrative expenses for the quarter ended March 31, 1997 were $7,010 compared to $5,820 for the same period of fiscal 1996, an increase of $1,190, or 20.4%. As a percentage of sales, general and administrative expenses increased from 9.0% to 9.3%. The increase in general and administrative expenses was primarily due to infrastructure expenditures, which included an increased investment in the Company's Management Information System, to support anticipated Company growth.

    Operating income for the second quarter of fiscal 1997 was $9,331 as compared to $5,735 for the same period of fiscal 1996, an increase of $3,596, or 62.7%. As a percentage of sales, operating income increased to 12.4% in fiscal 1997 from 8.8% in fiscal 1996. This increase was primarily due to higher sales volumes and lower average raw material costs offset by slightly increased general and administrative costs.

    Interest expense for the second quarter of fiscal 1997 was $5,365 compared to $5,710 for the same period of fiscal 1996, a decrease of $345, or 6.0%, due to interest income of $223 as well as a lower interest rate on the outstanding debt and the prepayment of the Credit Facility.

    The effective income tax rate before the effect of extraordinary items for the three months ended March 31, 1997 was 43%, due primarily to the effect of nondeductible expenses, including the amortization of goodwill, on taxable income in fiscal 1997.

    Income before extraordinary loss for the second quarter of fiscal 1997 was $2,160 compared to net loss of $410 for the second quarter of fiscal 1996, an increase of $2,570. Earnings before interest, taxes, depreciation and amortization ("EBITDA")(1) for the second quarter of fiscal 1997 were $13,715 compared to $9,584 for the second quarter of fiscal 1996, an increase of $4,131, or 43.1%. The increase in net income, as well as EBITDA, was primarily


--------------------
(1) The Company believes that EBITDA is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA is not a concept recognized with generally accepted accounting principles and is not a substitute for operating income, net income or cash flows from operating activities.

due to higher sales volumes and lower average raw material costs offset by slightly increased general and administrative costs.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31

    Net sales for the six months ended March 31, 1997 were $146,215 compared to $129,217 for the same period of fiscal 1996, an increase of $16,998, or 13.2%. Carpet backing sales for the six months ended March 31, 1997 were $77,128 compared to $68,889 for the same period of fiscal 1996, an increase of $8,239, or 12.0%. Construction and civil engineering product sales for the six months ended March 31, 1997 were $40,747 compared to $34,456 for the same period of fiscal 1996, an increase of $6,291, or 18.3%. Technical textiles sales for the six months ended March 31, 1997 were $28,340 compared to $25,872 for fiscal 1996, an increase of $2,468, or 9.5%.

    Gross profit for the six months ended March 31, 1997 was $45,049 compared to $33,130 for the same period of fiscal 1996, an increase of $11,919, or 36.0%. As a percentage of sales, gross profit increased to 30.8% from 25.6%. This increase was primarily due to increased sales volume and lower average polypropylene costs.

    Selling expenses for the six months ended March 31, 1997 were $14,184 compared to $11,952 for the same period of fiscal 1996, an increase of $2,232, or 18.7%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses. These expenses are related to the Company's expectation of higher sales in fiscal 1997 resulting from the completion of the fiscal 1996 capacity expansion program. As a percentage of sales, selling expenses increased from 9.3% to 9.7%.

    General and administrative expenses for the six months ended March 31, 1997 were $12,891 compared to $10,791 for the same period of fiscal 1996, an increase of $2,100, or 19.5%. As a percentage of sales, general and administrative expenses increased from 8.4% to 8.8%. The increase in general and administrative expenses was primarily due to infrastructure expenditures, which included an increased investment in the Company's Management Information System, to support anticipated Company growth.

    Operating income for the first six months of fiscal 1997 was $16,678 as compared to $9,091 for the same period of fiscal 1996, an increase of $7,587, or 83.5%. As a percentage of sales, operating income increased to 11.4% in fiscal 1997 from 6.9% in fiscal 1996. This was primarily due to higher sales volumes and lower average raw material costs offset by slightly increased selling and general and administrative costs.

    Interest expense for the first six months of fiscal 1997 was $10,775 compared to $11,390 for the same period of fiscal 1996, a decrease of $615, or 5.4%, due to interest income of $395 as well as a lower interest rate on the outstanding debt and the prepayment of the Credit Facility.

    The effective income tax rate before the effect of the extraordinary item for the six months ended March 31, 1997 was 45% due primarily to the effect of nondeductible expenses, including the amortization of goodwill, on taxable income in fiscal 1997.

    Income before extraordinary loss for the six months ended March 31, 1997, was $3,064 compared to net loss of $2,307 for the same period of fiscal 1996, an increase of $5,371. EBITDA for the first six months of fiscal 1997 were $25,366 compared to $16,774 for the first six months of fiscal 1996, an increase of $8,592, or 51.2%. The increase in net income, as well as EBITDA, was primarily due to higher sales volumes and lower average raw material costs offset by slightly increased selling and general and administrative costs.

 RECENT ACCOUNTING PRONOUNCEMENT

    In October 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which is effective for the Company's fiscal year ending September 30, 1997. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company will account for stock-based compensation awards under the provisions of APB Opinion No. 25, as permitted by SFAS No. 123. In accordance with SFAS No. 123, beginning in the fiscal year ending September 30, 1997, the Company will make pro forma disclosures relative to stock-based compensation as part of the accompanying footnotes to the consolidated statements of operations.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          (1) 2.1 Acquisition Agreement dated November 21, 1986 between Synthetic Industries, Inc., Synthetic Industries Limited, Polyweave Corporation, the shareholders of Synthetic Industries, Inc., Synthetic Industries Limited and SI Holding Inc. including exhibits thereto.

          (1)        2.2 Plan and Agreement of Merger dated December 4, 1986.

          (2) 2.3 Asset Purchase Agreement dated October 12, 1990 between Synthetic Industries, Inc. and Chicopee.

          (10) 3.1 Certificate of Incorporation of Synthetic Industries, Inc. (including all amendments to date) filed with the Secretary of the State of Delaware.

          (10) 3.2 Amended and Restated By-Laws of Synthetic Industries, Inc. (including all amendments to date).

          (4)        4.1 Form of Indenture between Synthetic Industries, Inc.
                     and United States Trust Company of New York, Trustee, in respect to the 12-3/4% Senior Subordinated Debentures due 2002.

          (9) 4.2 Supplemental Form of Indenture between Synthetic Industries, Inc. and United States Trust Company of New York, Trustee, in respect to the 12-3/4% Senior Subordinated Debentures due 2002.

          (9) 10.1 Fourth Amended and Restated Revolving Credit and Security Agreement dated as of October 20, 1995 among Synthetic Industries, Inc., The First National Bank of Boston and other Lenders listed on Schedule I thereto, and The First National Bank of Boston, as agent on behalf of the Lenders.

          (9) 10.2 Amendment No. 1 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

          (11) 10.3 Amendment No. 2 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

          (9) 10.4 Amendment No. 3 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

          (2) 10.5 US Patent No. 4,867,614, Reinforced Soil and Method (Exp. December 13, 2003).

          (2) 10.6 US Patent No. 4,790,691, Fiber Reinforced Soil and Method (Exp. December 13, 2003).

          (2) 10.7 US Patent No. 5,007,766, Shaped Barrier for Erosion Control and Sediment Collection (Exp. April 16, 2008).

          (1) 10.8 Lease agreement dated November 22, 1971 between Murray Sobel and Synthetic Industries, Inc. (including all amendments to date).

          (1) 10.9 Lease agreement dated February 13, 1969, between Murray Sobel and wife, Marcela S. Sobel, and Joseph F. Decosimo, Frank M. Thompson and Murray Sobel, Trustees and Synthetic Industries, Inc. (including all amendments to date).

          (2) 10.10 Lease agreement dated December 17, 1990 between Chicopee and Synthetic Industries, Inc.

          (2) 10.11 Lease agreement dated January 17, 1991 between Herchel L. Webster and Allie Ree Webster and Synthetic Industries, Inc. (the "Lumite Lease").

          (6)        10.12 Amendment to the Lumite Lease dated October 1, 1992.

          (2) 10.13 Consulting Agreement dated July 23, 1991 between Texpro Limitada y Cia S.C.A. and Synthetic Industries, Limited.

          (7) 10.14 Supply Contract between Eastman Chemical Products, Inc. and Synthetic Industries, Inc. dated December 13, 1991.

          (13) 10.15 Agreement dated September 6, 1996 between Leonard Chill and Synthetic Industries, Inc.

          (13) 10.16 Agreement dated September 6, 1996 between W. Wayne Freed and Synthetic Industries, Inc.

          (13) 10.17 Agreement dated September 6, 1996 between Ralph A. Kenner and Synthetic Industries, Inc.

          (13) 10.18 Agreement dated September 6, 1996 between Gardner Wright, Jr. and Synthetic Industries, Inc.

          (13) 10.19 Agreement dated September 6, 1996 between John M. Long and Synthetic Industries, Inc.

          (13) 10.20 Agreement dated September 6, 1996 between Charles T. Koerner and Synthetic Industries, Inc.

          (2)        10.21 Agreement dated September 6, 1996 between Robert J.
                     Breyley, Sr. and Fibermesh Company.

          (13) 10.22 Agreement dated September 6, 1996 between Joseph Sinicropi and Synthetic Industries, Inc.

          (13) 10.23 Agreement dated September 6, 1996 between W.O. Falkenberry and Synthetic Industries, Inc.

          (13) 10.24 Agreement dated September 6, 1996 between Bobby Callahan and Synthetic Industries, Inc.

           (8)       10.25 1994 Stock Option Plan for Non-Employee Directors

           (8)       10.26 1994 Stock Option Plan

          (11)       10.27 1996 Stock Option Plan

          (11)       10.28 Incentive Compensation Plan Fiscal Year 1994/1995

          (11)       10.29 Incentive Compensation Plan Fiscal Year 1995/1996

          (12) 10.30 Form of Registration Rights Agreement between Synthetic Industries, L.P. and Synthetic Industries, Inc. dated as of October 31, 1996.

          (13) 10.31 Amendment No. 4 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of September 27, 1996.

          (14) 10.32 Amendment No. 5 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of October 28, 1996.

          (15) 10.33 Amendment No. 6 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of January 29, 1997.

                     27. Financial Data Schedule

--------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-11479) as filed with the Securities and Exchange Commission on January 23, 1987 and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 (33-51206) as filed with the Securities and Exchange Commission on August 24, 1992 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Amendment No. 3 to the Registration on Form S-1 (33-51206) as filed with the Securities and Exchange Commission on December 4, 1992 and incorporated herein by reference.

(5) Filed as an exhibit to the Partnership's Registration Statement on Form 10 (0-21548) as filed with the Securities and Exchange Commission on April 16, 1993 and incorporated herein by reference.

(6) Filed as an exhibit to the Partnership's Amendment No. 1 to the Registration Statement on Form 10 (0-21548) as filed with the Securities and Exchange Commission on August 10, 1993 and incorporated herein by reference.

(7) Pursuant to an order dated October 19, 1992, the Securities and Exchange Commission granted confidential treatment with respect to certain portions of this exhibit under Rule 406 of the Securities Act of 1933, as amended.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Registration Statement on Form 8-A (0-12357) as filed with the Securities and Exchange Commission on October 24, 1996 and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on August 1, 1996 and incorporated herein by reference.

(12) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on September 13, 1996 and incorporated herein by reference.

(13) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on October 2, 1996 and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Annual Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.


    (b)  Reports of Form 8-K

The Company filed a Current Report of Form 8-K on January 14, 1997, reporting the January 8, 1997 commencement of a tender offer to purchase for cash any and all of its Debentures, and a solicitation of consents to amend the indenture pursuant to which the Debentures were issued. The Company also filed a Current Report on Form 8-K on February 13, 1997 reporting the February 11, 1997 issuance of $170,000 aggregate principal amount of the Notes pursuant to Rule 144A under the Securities Act of 1933, as amended.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC INDUSTRIES, INC.


By: /s/ Leonard Chill
   ---------------------------
    Leonard Chill
    President



Dated: May 9, 1997




By: /s/ Joseph Sinicropi
   ---------------------------
   Joseph Sinicropi
   Chief Financial Officer



Dated: May 9, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------
  27                     Financial Data Schedule