Form 10-K
period 1997-09-30
SYNTHETIC INDUSTRIES INC
filed 1997-12-23
CIK 809803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 1997

         [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________

                         Commission File Number 33-11479

                           SYNTHETIC INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                              58-1049400
----------------------------------------------------------- ------------------
(State or other jurisdiction                               (I.R.S. Employer
                                               of incorporation or organization)
                                                           Identification No.)

          309 LaFayette Road, Chickamauga, Georgia              30707
----------------------------------------------------------- --------------------
         (Address of principal executive offices)             (Zip Code)

                                 (706) 375-3121
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on which
         Title of class                             registered
             None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 par value
                                (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At December 19, 1997, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $72,100,000.

         The number of shares of the Registrant's Common Stock outstanding as of December 19, 1997 was 8,656,250.
                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in February 1998 are incorporated by reference in Parts III and IV.

PART I


ITEM 1.  BUSINESS


General

         Synthetic Industries, Inc., a Delaware corporation (the "Company"), manufactures and markets a wide range of primarily polypropylene-based materials designed for support, strength and stabilization applications. The Company's products replace commonly used materials in diverse applications including: floor covering, geotextiles, erosion control, concrete reinforcement and furniture construction fabrics. The Company manufactures and sells more than 2,000 products in over 65 end-use markets predominantly in North America, Europe and the Far East.

         The Company's products are sold along three principal product lines: carpet backing, construction and civil engineering products, and technical textiles. The Company has a worldwide presence in carpet backing, a woven fabric used in all modern tufted carpets, and is one of the two leading manufacturers in the U.S. that produce a broad range of primary and secondary carpet backing. The Company's construction and civil engineering products include fiber additives for secondary concrete reinforcement and geosynthetic products used in environmental and infrastructure applications, with such end uses as landfill waste containment and soil stabilization. The Company's technical textile products are comprised of specialty fabrics, industrial yarns and fibers used in furniture and bedding construction, filtration (e.g., wastewater treatment, air filtration and bauxite mining), and agriculture (e.g., shade cloth and ground cover). The Company's products are principally sold through direct sales to customers by the Company's sales force and through a broad network of distributors located across North and South America, Europe and the Pacific Rim.


History

         The Company was founded in 1969 to produce polypropylene-based primary carpet backing. Following the acquisition of the Company in 1976 by a group of private investors, the Company diversified into the manufacture and sale of polypropylene-based industrial fabrics and specialty yarns. Between 1981 and 1983, the Company entered the construction and civil engineering products market, initially by manufacturing woven geotextiles and later through its introduction of Fibermesh(R) fibers for concrete reinforcement. In 1985, the Company added secondary carpet backing to its product offerings. In fiscal 1991, the Company purchased a technical synthetic fabrics operation located in Gainesville, Georgia, from Chicopee, a subsidiary of Johnson & Johnson. In addition to broadening the Company's line of geotextile products, the acquisition gave the Company access to new markets for high performance technical textiles. As a result of improved fiber technology and increased fiber manufacturing capabilities, the Company opened its sixth facility, the nonwoven geotextile plant in Ringgold, Georgia, in 1992, enabling the Company to offer a full line of geotextile products. On February 27, 1997, the Company acquired certain assets of the Spartan Technologies division of Spartan Mills for $9.4 million (the "Spartan Acquisition"). The assets will be used primarily in the manufacturing of nonwoven fabrics used in the geotextile and furniture and bedding construction markets.

     The Company was acquired by Synthetic Industries L.P. (the "Partnership") in December 1986. Immediately prior to the November 1, 1996 completion of the Offering (as defined below), all of the issued and outstanding capital stock of the Company was owned by the Partnership. SI Management L.P. (the "General Partner") is the sole general partner of the Partnership. Synthetic Management G.P. is the sole general partner of SI Management L.P. By virtue of these relationships, Synthetic Management G.P. controls the management and affairs of the Partnership and, therefore, the Company. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions".

         On November 1, 1996, the Company sold 2,875,000 shares of common stock in an initial public offering (the "Offering"). The net proceeds to the Company from the sale (after payment of underwriting discounts and commissions and expenses) were $33,681,000. Immediately following the Offering, the Partnership owned 5,781,250 shares of Common Stock, or approximately 67% of the issued and outstanding shares of Common Stock. Employees, officers and directors have been granted options to purchase an additional 10% of the Common Stock on a fully diluted basis.

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


                                                        Year Ended September 30,

                        1997              1996                 1995                 1994                1993
                                                       (Thousands of dollars)
Carpet Backing    $166,219   48.1%   $146,491   48.9%$   $133,025   49.0%    $117,791   50.1%    $106,406  50.5%

Construction/      114,611   33.2      97,043   32.4       82,933   30.6       68,706   29.3       47,899  22.8
Civil Engineering

Technical Textiles  64,742   18.7      55,998   18.7       55,469   20.4       48,480   20.6       56,211  26.7
                    ------   ----     -------   ----       ------   ----       ------   ----       ------  ----

  Net Sales       $345,572  100.0%   $299,532  100.0%    $271,427  100.0%    $234,977  100.0%    $210,516 100.0%
                  ========  ======   ========  ======    ========  ======    ========  ======    ======== ======


     Carpet Backing

                Carpet backing is the Company's oldest and largest product line consisting of woven primary and secondary fabrics in a variety of styles and widths that are manufactured from polypropylene raw materials. Primary carpet backing is a tightly woven material into which carpet yarn is tufted in the manufacture of broadloom floorcoverings. Secondary carpet backing, which forms the base of the carpet, is the coarser woven fabric that is laminated to the back of tufted broadloom to insure both carpet integrity and dimensional stability. The Company produces a broad range of primary and secondary backing. The Company entered the modular carpet tile backing market in February 1997 through the Spartan Acquisition.

    Construction/Civil Engineering

         The Company's construction and civil engineering product line has two distinct product lines: geosynthetic products and concrete reinforcement fibers. Construction and civil engineering has achieved rapid growth since 1993 when the Company enhanced its channels of distribution for Fibermesh(R) and expanded into the production of nonwoven geotextiles. Within this product line, geotextile products principally serve the environmental and infrastructure markets, with end uses such as landfill waste containment, erosion control and soil stabilization, separation and reinforcement. Fibermesh(R) provides secondary reinforcement of conventional and pre-cast concrete.

         Geosynthetic Products. The Company's geosynthetic product line consists of erosion control fabrics, geotextiles, and soil fibers. These products control erosion and capture sediment; provide filtration, separation and reinforcement of soils; improve engineering properties of native soils; protect landfill liners; and extend pavement life. The specifications of the Company's geosynthetic fabrics and fibers vary depending on specific site conditions, including such factors as slope angles, water flow velocities, climate, runoff, soil profile and ultimate land use. The Company's geosynthetic products generally comply with state agency guidelines pertaining to geosynthetic products issued to date.

         The Company produces a variety of nonwoven and woven geotextiles for use in landfill roadway and mining construction. The Company's LANDLOK(R) erosion control products are used in storm water drainage channels, steep slopes and shoreline protection. These products hold the soil in place, while allowing and supporting vegetative growth. LANDLOK(R) products are an environmentally friendly and aesthetically pleasing alternative to rock or concrete erosion control methods.

         Concrete Reinforcement. The Company pioneered the practical use of polypropylene fibers as a secondary reinforcement for concrete with the development and introduction of Fibermesh(R) to the concrete industry in
1983. The addition of Fibermesh(R) polypropylene fibers to concrete inhibits the formation of early cracking while providing greater impact, abrasion, and shattering resistance from external forces. The hardened fibrous concrete has lower permeability and a level of toughness (residual strength) not found in plain concrete. Primary applications for fiber reinforced concrete are residential and commercial slabs, elevated decks, pre-cast products, shotcrete tunnels, canals and pools, and whitetopping restoration of deteriorated asphalt pavements and parking areas.


    Technical Textiles

         Technical textiles produced by the Company are products and systems that offer high performance solutions for niche markets consisting primarily of specialty fabrics, industrial yarns and fibers. The specialty fabrics are manufactured in a variety of widths, weights, permeability ranges and dimensional configurations primarily from polypropylene and other synthetic fibers. Customers use these fabrics to manufacture products used in diverse applications such as furniture and bedding construction, filtration and, agriculture. Furniture and bedding construction products consist of woven and nonwoven decking and padding, mattress ticking, dust covers, spring insulators, and flange materials.

       The  Company  also  sells its  industrial  yarns and fibers  directly  to weavers, knitters, and non-woven manufacturers who produce niche market products, such as automobile upholstery, coat linings, geotextiles, air filters and water filtration media.


Marketing and Sales

         Carpet Backing. The Company sells its carpet backing products to 91 customers in the carpet industry, most of whom are carpet manufacturers located in the United States. In fiscal 1997, the Company's ten largest carpet backing customers accounted for approximately 78% of its total net sales to the carpet industry. In fiscal 1997, sales to Shaw Industries, Inc. ("Shaw"), the Company's largest customer, accounted for approximately 41% of net carpet backing sales and approximately 20% of the Company's total net sales. Shaw is estimated to have 28% of the United States carpet market.

         The Company's carpet backing products are sold primarily through the Company's sales force that is directed from a central sales office in Calhoun, Georgia. All of the sales managers have significant industry experience and monitor ongoing product requirements, styling changes and competitive trends affecting their customers.

         Construction and Civil Engineering. The Company's broad product line is marketed in conjunction with its industry expertise in application and material engineering, as well as expertise in construction design and installation, as cost effective, longer lasting alternatives to traditional construction methods.

Its ongoing marketing communications program for owners, architects, specifying agencies, including both the public and private sectors, and the engineering community as a whole, is designed to continue to build awareness of both product capabilities and in-house and technical expertise, and to expand interest in and use of concrete reinforcing fibers and geosynthetics.

         The Company's geosynthetic products are sold primarily in North America to regional and national distributors, installers of landfill liners and various governmental transportation departments, port authorities and waterway commissions. International sales, which comprise approximately 14% of geosynthetic sales, are sold through worldwide distribution networks. In fiscal 1997, the ten largest geosynthetic product customers accounted for approximately 36% of the Company's total net sales in this product line.

         Fibermesh(R) is sold through a direct sales force to ready-mix concrete companies and precast concrete product manufacturers located primarily in the North America and the United Kingdom. The Fibermesh(R) sales force operates out of ten regional offices in the United States and in Chesterfield, England. In addition, Fibermesh(R) is sold through a contract with Master Builders, Inc., a worldwide leader in concrete technology. Internationally, in addition to the United Kingdom sales force, construction industry product distributors market Fibermesh(R) in over 50 countries. In fiscal 1997, the ten largest Fibermesh(R) customers accounted for approximately 12% of the Company's total net sales of Fibermesh(R).

         Technical Textiles. The Company sells its specialty fabrics to a diverse group of approximately 400 manufacturers located primarily in North and Central America and the Pacific Rim countries. The Company sells its industrial yarns and fibers to a diverse group of approximately 100 manufacturers located in North America and Europe. In fiscal 1997, the Company's ten largest technical textile customers accounted for approximately 22% of the Company's total net sales of technical textiles. The Company's technical textiles are marketed by salespersons through sales offices in Gainesville and Calhoun, Georgia and Chesterfield, England and, beginning with the Spartan Acquisition, in Spartanburg, South Carolina, Hickory, North Carolina and Tupelo, Mississippi.


Competition

         The markets for the Company's products are highly competitive. In the manufacture and sale of carpet backing, which represented approximately 48% and 49% of the Company's total sales in fiscal 1997 and 1996, respectively, the Company competes primarily with Amoco Fabrics and Fibers Co. ("Amoco"), and, to a lesser extent, Wayn-Tex Inc. and certain other companies. Amoco has the dominant position in the carpet backing market worldwide. In the United States, only the Company and Amoco produce a broad range of primary and secondary carpet backing in a variety of styles and widths. The Company competes in the carpet backing market primarily on the basis of quality, availability, service, price and product line variety, providing carpet manufacturers with a reliable alternative source of supply to Amoco.

         In the manufacture and sale of the Company's other products, the Company generally competes with a number of other companies, some of which are significantly larger and have substantially greater resources than the Company. The Company's primary competitors in the construction and civil engineering market are Amoco and T.C. Mirafi Corporation with respect to geotextiles, North American Green, Inc. with respect to environmental and erosion control products, and W.R. Grace & Co., which markets but does not manufacture concrete reinforcement fibers, with respect to concrete reinforcement. The Company competes in the concrete reinforcement fiber market primarily on the basis of product design and technical service. In some applications, Fibermesh(R) also competes with welded wire fabric on the basis of product performance and cost. The Company competes in the construction and civil engineering market on the basis of product line breadth and quality, price, and the custom design, engineering and other services it provides to customers. With respect to technical textiles, competitors vary depending upon the specific market niche. The Company competes in each segment of the technical textiles market primarily on the basis of service, quality, innovation and product line variety.

Manufacturing Process

         Polypropylene, a chemically inert plastic derived from petroleum is the basic raw material used in the manufacture of primarily all of the Company's products today. The Company believes it is a technological leader in the conversion of polypropylene into woven and nonwoven polypropylene products. The expertise of the Company's research and development and marketing staff has enabled the Company to develop innovative products, frequently in response to specific customer needs.

         Woven fabrics are produced by interlacing thousands of strands of extruded yarn at right angles to one another. The manner in which the yarn is interlaced determines the type of weave. Woven fabrics are characterized by strength and dimensional stability. The Company's woven fabric products include primary and secondary carpet backing, geotextiles, erosion control fabrics, and specialty fabrics for the filtration, construction and agricultural markets.

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

         The Company believes that it has state-of-the-art manufacturing capability in both its woven and nonwoven product lines and is one of the most cost-efficient producers in the markets in which it participates. The Company's three primary manufacturing processes are extrusion, weaving and needlepunching.

         Extrusion. Much of the Company's expertise has been developed in its extrusion processes. Engineering the polymeric raw materials during the extrusion process creates many of the product's specification properties. In addition to yarns and fibers for conventional end-uses, the Company has also developed value-added products through the use of additives including those that resist sunlight degradation. The Company owns and operates one of the world's largest polypropylene staple fiber lines. Most of the Company's extruded products are consumed internally and become value-added woven and nonwoven fabrics, but some are sold to weavers, knitters, nonwoven producers and convertors.

         Weaving. The yarns produced in the Company's extrusion and yarn spinning operations are woven on looms to produce the wide variety of fabrics that the Company sells through all of its marketing divisions. Fabric properties are engineered to industry specifications by altering constituent yarns and weave patterns. Looms are generally interchangeable to weave carpet backing, geotextiles and certain agricultural fabrics.

         Needlepunching. In fiscal 1993, the Company constructed a state-of-the-art needlepunched nonwoven fabric facility. This modern plant produces a new generation of engineered cost-effective fabrics for the geotextile, furniture and bedding construction and chemical spill cleanup markets. The assets acquired in the Spartan Acquisition will be used primarily in the manufacturing of needlepunched nonwoven fabrics for similar applications.

         The Company maintains a complete rigorous quality control program centered on statistical process control and customer key measures. Each stage of the process from the raw material to the final product is monitored using standard procedures and test methods which satisfy the quality control and consistency standards of ISO 9002 established by the International Standards Organization. In 1997, the Company received ISO 14001 certification for complying with internationally recognized environmental standards - one of the first companies in the United States to achieve such certification.

         The Company's production equipment is capable of manufacturing a variety of woven and nonwoven polypropylene products. This versatility enables the Company to alter the product mix within its woven and nonwoven product lines in response to market demand or to take advantage of specific product opportunities.

         The Company's plants are run on a continuous 24-hour per day basis, seven days a week, 350 days per year. Orders are typically filled from inventory.


Research and Development

         The Company's research and market development is focused primarily on development and as such the Company engages in product design, development, and performance validation to improve existing products and to create new products. The Company expended approximately $4.2 million (approximately 1.2% of sales) and $2.9 million (approximately 1.0% of sales) on Company-sponsored research and development activities in fiscal 1997 and fiscal 1996, respectively.


International Operations

         The Company conducts its foreign sales operations through subsidiaries in Europe and a network of distributors worldwide. In fiscal 1997, the aggregate sales (principally of construction and civil engineering products) by such foreign subsidiaries and marketing divisions were approximately $6.6 million. International sales from United States operations in fiscal 1997 were $30.1 million. Total international sales were approximately 10.6% of net sales.


Raw Materials

         Polypropylene, which is a petroleum derivative, is the basic raw material used in the manufacture of substantially all of the Company's products. The Company currently purchases polypropylene in pellet form principally from five suppliers, with Fina Oil & Chemical Company being the Company's largest supplier of polypropylene. These purchases are generally made pursuant to long-standing arrangements.

         Polypropylene purchases account for approximately 50% of the Company's cost of sales. Increases in the price of polypropylene without offsetting increases in selling prices could have a significant negative effect on the Company's results of operations and financial condition. The Company believes that the sales prices of its products will adjust over time to reflect changes in polypropylene costs. The Company has not experienced production curtailment due to shortages of polypropylene supply at any time.


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

Environmental Compliance

         The Company is subject to a broad range of federal, state, and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to the Company are laws relating to air emissions, wastewater discharges, and the handling, disposal , or release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements.

         The Company is also subject to laws, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. The Company is not aware of any releases for which it may be liable under CERCLA or any analogous provision.

         Actions by federal, state, and local governments in the United States and abroad concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect demand for its products. For example, certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain polypropylene products. Widespread adoption of such prohibitions or restrictions could adversely affect demand for the Company's products and thereby have a material adverse effect upon the Company. In addition, a decline in consumer preference for polypropylene products due to environmental considerations could have a material adverse effect upon the Company.

         Most of the Company's manufacturing processes are mechanical and are therefore considered to be environmentally benign. Polypropylene resins are readily recyclable, and the Company recycles post-industrial waste for certain of its products. In addition, each of the Company's manufacturing sites has equipment and procedures for reclaiming a majority of internally generated scrap, thus reducing the amount of waste sent to local landfills. As a result, the Company does not currently anticipate any material adverse effect on its operations, financial condition, or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of the Company's business, and there can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.


Order Backlog

         The Company generally sells its products pursuant to customer orders that are either satisfied out of inventory or from the shipment of newly manufactured products promptly following receipt of an order. Accordingly, the dollar amount of backlog orders believed to be firm is not significant or indicative of the Company's future sales and earnings.


Employees

         As of September 30, 1997, the Company employed 2,502 persons in the United States, of whom 531 were salaried employees and the remainder were hourly employees. None of the Company's employees are unionized. The Company has never experienced any strikes and believes its relations with employees to be satisfactory. The Company employs 13 individuals in the United Kingdom.

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

ITEM 2.  PROPERTIES

    The following table sets forth certain information concerning the Company's manufacturing and distribution facilities. The Company has the option to renew its leases expiring in 1997 and 1998 for additional periods.

                            Square                                                                                Acreage of
       Location              Feet                        Principal Function                                        Property

Owned Facilities

  Chickamauga, Georgia   1,285,089    Manufactures carpet backing, certain fabrics,geotextiles and fibers            88.0

  Chattanooga, Tennessee   126,432    Manufactures specialty yarns and construction products                         10.5

  Dalton, Georgia          216,000    Distribution center and multi-product warehouse                                13.6

  Dalton, Georgia           44,945    Needlepunching of carpet backing                                                5.0

  Ringgold, Georgia        309,150    Manufactures geotextiles and certain nonwoven fabrics                          68.5

  Alto, Georgia            117,300    Manufactures certain yarns                                                     42.7


Leased Facilities                                                                                              Leased Through

  Chickamauga, Georgia     143,736    Manufactures carpet backing, certain fabrics, geotextiles and fibers      January 2009

  Gainesville, Georgia     200,000    Manufactures and warehouses certain fabrics                               December 2000

  Westside, Georgia         86,440    Carpet backing warehouse                                                  January 1998

  Dalton, Georgia
     Florence               36,000    Geosynthetic products warehouse                                           July 1998

  Dalton, Georgia
     124 Keene             185,000    Woven, nonwoven and geotextile warehouse                                  January 1999

  Dalton, Georgia
    1408 Coronet            31,500    Geosynthetic products warehouse                                           July 1998

  Dalton, Georgia
     120 Keene             168,000    Geosynthetic products, fiber warehouse                                    April 1998

  Dalton, Georgia
     2908 North Dug Gap     85,000    Carpet backing warehouse                                                  November 1997

  Cornelia, Georgia         76,000    Assembly of certain fabrics                                               February 1999

  Dalton, Georgia
     Cleveland Highway     104,827    Specialty yarn warehouse                                                  January 1999

  Dalton, Georgia
    2640 Lakeland Drive     80,000    Nonwoven fabrics warehouse                                                May 1999

  Hickory, North Carolina
     231 Ninth Street       46,000    Converting operation                                                      July 2000

  Tupelo, Mississippi       13,500    Nonwoven fabrics warehouse                                                April 1997

  Chattanooga, Tennessee     4,800    Corporate support offices                                                 December 2000

  Claremont, North Carolina
    Liberty Hill Church Rd  14,000    Nonwoven fabrics warehouse                                                May 1997

  Spartanburg, South Carolina
       One Mill Road       236,090    Manufactures certain nonwoven fabrics                                     March 2002


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

    In connection with the proposed dissolution of the Partnership, pursuant to an Agreement and Plan of Withdrawal and Dissolution (the "Plan"), one director and certain of the Company's officers who are affiliated with the General Partner have been named in two putative class action lawsuits filed by certain limited partners of the Partnership. In the first action, to which the Company is not a party, filed on February 11, 1997 in the Delaware Court of Chancery and thereafter amended, the plaintiffs have alleged, among other things, breach of the defendants' fiduciary duty to the limited partners, that the Plan is unlawfully coercive, that the General Partner has allegedly failed to satisfy certain conditions precedent to the right of limited partners to amend the partnership agreement and that certain amendments necessary to implement the Plan violate the terms of the partnership agreement. The plaintiffs seek, among other equitable and legal remedies, removal of the General Partner, dissolution of the Partnership, appointment of a liquidating trustee, to enjoin implementation of the Plan and compensatory damages in an undetermined amount. On October 23, 1997, the Court preliminarily enjoined the implementation of the Plan, although the Plan was subsequently approved by limited partners on November 7, 1997. On November 7, 1997, the Delaware Supreme Court accepted the defendants' petition for an expedited appeal of this injunction, and oral argument on the appeal was heard on December 2, 1997. The defendants have denied the allegations of the plaintiff and are vigorously contesting the lawsuit.

     The second lawsuit was filed in the U.S. District Court of the Northern District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus which was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however, the plaintiff made no specific independant allegations with respect to the Company. The plaintiff seeks, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. The plaintiff's motion for a preliminary injunction has been briefed and an oral argument was heard on December 19, 1997. The defendants have denied the allegations of the plaintiff and are vigorously contesting the lawsuit.

    The Partnership is a principal stockholder of the Company and certain members of the Company's management control the General Partner. See "Certain Relationships and Related Transactions." Based on the Company's review of the allegations made in the above actions to date, the Company does not believe that the ultimate resolution of either action will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                                      PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the Nasdaq National Market (the "NNM") under the symbol "SIND". The following table sets forth, for the periods indicated, the high and low closing bid prices per share of Common Stock as reported on the NNM.

                                                          Common Stock Bid Price
                                                      High                 Low
                                               -------------------- ------------------
  Year Ended September 30, 1997
      First Quarter (from November 1, 1996)          $15.750             $12.000
            Second Quarter                            19.750              15.000
             Third Quarter                            21.250              17.750
            Fourth Quarter                            28.000              21.125

  Year Ended September 30, 1998
      First Quarter (through December 8, 1997)        30.000              24.500

    At September 30, 1997, there were approximately 21 holders of record of Common Stock.

    The Company has not declared or paid any cash or other dividends on the Common Stock and intends for the foreseeable future to retain its earnings to finance the development of its business and for repayment of debt. The declaration and payment of dividends by the Company are subject to the discretion of the Board. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board. In addition, the Credit Facility and the Indenture governing the Company's 9 1/4% Senior Subordinated Notes due 2007 contain restrictions on the Company's ability to declare and pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five year period ended September 30, 1997 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of September 30, 1997 and 1996 and for the three-year period ended September 30, 1997 and the accountant's reports thereon are included in Item 8 of this Form 10-K. Dollars are in thousands, except per share data.

                                                           Year Ended September 30,
                                      1997           1996           1995           1994          1993
                                    ------         ------         ------          -----        ------
Summary of Operations Data:
Net sales                            $345,572      $299,532       $271,427      $234,977       $210,516
Gross profit                          112,385        91,211         76,721        82,672         68,335
Operating income                       51,430        38,474         28,687        40,770         29,921
Income from continuing operations
  before provision for income taxes
  and extraordinary item               30,691        15,002          5,436        20,020          8,134
Income from continuing operations
  before extraordinary item            18,150         8,102          1,936        11,420          3,662
Income  from discontinued operations        -             -              -            -           1,420
Extraordinary item - loss from early
  extinguishment of debt             (11,950)             -              -             -         (8,892)
Cumulative effect of accounting change      -             -              -             -         (8,500)
Net income (loss)                       6,200         8,102          1,936        11,420        (12,310)

Income per share from continuing
  operations before extraordinary item  $2.08         $1.37          $0.33         $1.93          $0.63
Weighted average shares
  outstanding                       8,719,458     5,930,502      5,930,502     5,930,502      5,781,250

Pro Forma Financial Data (1):

Income before
   extraordinary item                 $18,784       $11,485
Income per share before
   extraordinary item                    2.10         1.28
Weighted average shares
   outstanding                      8,946,604     8,946,604


                                                                                             As of September 30,
                                       1997            1996           1995          1994           1993
                                      -----          ------         ------        ------         ------

Balance Sheet Data:
Working capital                       $89,828       $64,077        $69,039       $44,114        $42,055
Total assets                          396,591       324,058        312,300       287,933        260,372
Long-term debt                        220,464       194,353        192,048       172,490        164,723
Stockholders' equity                  105,817        65,844         57,756        55,817         44,423

------------

(1)Pro forma financial data reflect (i) the reduction in interest expense afte giving effect to the Offering and the application of net proceeds therefrom and
(ii) the issuance of $170 million of 9 1/4% Senior Subordinated Notes due 2007 (the "Notes") on February 11, 1997 and the application of the net proceeds therefrom calculated as of the beginning of the period indicated.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the information contained in the Consolidated Financial Statements, including the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Forward-Looking Statements." Dollars are in thousands, except per share data.

Overview

     The Company's net sales in recent years have increased due to a variety of factors, including generally increasing sales volumes as a result of growing demand for the Company's products and the Company's ability to expand its markets through development of new products.

     While the Company's sales have grown in each year, the Company's gross profit has fluctuated due to a variety of factors, primarily related to changes in the price of polypropylene. Polypropylene is the basic raw material used in the manufacture of substantially all of the Company's products today, accounting for approximately 50% of the Company's cost of sales. The Company believes that the selling prices of many of its products have adjusted over time to reflect changes in polypropylene prices.

     The price of polypropylene is determined by the supply and demand for the product. Historically, the creation of additional capacity has helped to relieve supply and pricing pressures although there can be no assurance that this will continue to be the case. In fiscal 1997 supply increased faster than demand, a trend that the Company expects to continue into fiscal 1998. According to a September 1997 report by Chemical Data Inc., a monthly petrochemical and plastics analysis publication, annual polypropylene capacity in North America as of December 31, 1996 was 12.6 billion pounds per year, up from 11.4 billion pounds at December 31, 1995. Total average annual capacity is expected to rise to 14.1 billion pounds per year for calendar 1997, and to 18.2 billion pounds per year by the year 2000, a 10% compounded growth rate. Demand is projected to increase from 4% to 9% from current levels through the year 2000.

     The following table sets forth the percentage relationships to net sales of certain statements of operations items:

                                                                       Year Ended September 30,
                                                                 1997              1996              1995
             Net sales.................................        100.0%             100.0%            100.0%
             Cost of sales.............................         67.5               69.5              71.7
                                                                ----               ----              ----
                Gross profit...........................         32.5               30.5              28.3
             Selling expenses..........................          9.2                9.2               9.0
             General and administrative
                     expenses..........................          7.7                7.6               7.8
             Amortization of intangibles...............          0.7                0.9               0.9
                                                                 ---                ---               ---
               Operating income........................         14.9               12.8              10.6
             Interest expense..........................          5.8                7.6               8.3
             Amortization of deferred
                      financing costs..................          0.2                0.2               0.3
                                                                 ---                ---               ---
               Income before provision for income
                   taxes and extraordinary item........          8.9                5.0               2.0
             Provision for income taxes................          3.6                2.3               1.3
                                                                 ---                ---               ---
               Income before extraordinary.............
                   Item................................          5.3%               2.7%              0.7%
                                                                 ====               ====              ====

Results of Operations


Fiscal 1997 Compared to Fiscal 1996

     Net sales for fiscal 1997 were $345,572 compared to $299,532 for fiscal 1996, an increase of $46,040, or 15.4%. Carpet backing sales for fiscal 1997 were $166,219 compared to $146,491 for fiscal 1996, an increase of $19,728, or 13.5%. This increase was primarily due to higher unit volume in both primary and secondary carpet backing. Construction and civil engineering product sales for fiscal 1997 were $114,611 compared to $97,043 for fiscal 1996, an increase of $17,568, or 18.1%. This increase was primarily due to an 10.5% increase in Fibermesh(R) sales and a 22.3% increase in geosynthetic sales. Technical textiles sales for fiscal 1997 were $64,742 compared to $55,998 for fiscal 1996, an increase of $8,744, or 15.6%, of which the Spartanburg Acquisition added approximately $8,600.

     Gross profit for fiscal 1997 was $112,385, compared to $91,211 for fiscal 1996, an increase of $21,174, or 23.2%. As a percentage of sales, gross profit increased to 32.5% from 30.5%. This increase was due to increased sales volume, slightly higher average selling prices and growth of higher margin business, coupled with slightly lower average polypropylene costs as compared to the prior year.

      The Company's improvement in gross profit performance also reflects its diversification strategy for its products as well as its primary raw material. The Company expects that construction and civil engineering and technical textiles will continue to be of increasing importance to the Company's overall sales. Reflecting the success of this strategy, sales of carpet backing, the Company's core product line, have decreased from 50.5% of total net sales in fiscal 1993 to approximately 47% of pro forma fiscal 1997 total net sales, adjusted to reflect for the Spartan Acquisition. In addition, the Company plans to expand its polyester-based product offerings, particularly in high strength geotextiles and furniture and bedding construction products.

     Selling expenses for fiscal 1997 were $31,801 compared to $27,488 for fiscal 1996, an increase of $4,313, or 15.7%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses. As a percentage of sales, selling expenses remained at 9.2%.

     General and administrative expenses for fiscal 1997 were $26,562 compared to $22,657 for fiscal 1996, an increase of $3,905, or 17.2%. As a percentage of sales, general and administrative expenses increased from 7.6% to 7.7%. The increase in general and administrative expenses was primarily due to infrastructure expenditures, to support anticipated Company growth, coupled with an increase in research and market development costs from $2,942 in fiscal 1996 to $4,208 in fiscal 1997. Any costs associated with modifying the Company's computer systems to be year 2000 compliant have been expensed as incurred. Costs incurred to date relating to year 2000 issues have not been material and have not had a material impact on the financial statements. Future costs associated with year 2000 issues are not expected to be material.

     Operating income for fiscal 1997 was $51,430 as compared to $38,474 for fiscal 1996, an increase of $12,956, or 33.7%. As a percentage of sales, operating income increased to 14.9% in fiscal 1997 from 12.8% in fiscal 1996. This increase was primarily due to improved gross profits, partially offset by slightly higher selling, general and administrative costs.

     Interest expense for fiscal 1997 was $20,084 compared to $22,773 for fiscal 1996, a decrease of $2,689, or 11.8%, due to lower average interest rates on the outstanding debt.

     The effective income tax rate before the effect of the extraordinary item was 41% and 46% in fiscal 1997 and 1996, respectively. The higher rate for 1996 was due primarily to the effect of nondeductible expenses, including the amortization of goodwill, on lower income in fiscal 1996.

     Income before extraordinary item for fiscal 1997 was $18,150 compared to $8,102 for fiscal 1996, an increase of $10,048. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 1997 was $69,011 compared to $54,074 for fiscal 1996, an increase of $14,937, or 27.6%. The increase in income before extraordinary item, as well as EBITDA, was primarily due to the factors discussed above.

     Income per share before extraordinary item for fiscal 1997 was $2.08 compared to $1.37 for fiscal 1996 on increased weighted average shares outstanding of 2,788,956 or 47.0%, resulting from the Offering. Pro forma income per share before extraordinary item, assuming the net proceeds from the Offering and the issuance of the Notes (as defined hereunder) were used to reduce outstanding indebtedness and the shares issued in the Offering were outstanding as of the beginning of each respective period, would have been $2.10 and $1.28 for fiscal 1997 and 1996, respectively.


Fiscal 1996 Compared to Fiscal 1995

     Net sales for fiscal 1996 were $299,532 compared to $271,427 for fiscal 1995, an increase of $28,105, or 10.4%. This increase was primarily due to increased sales of carpet backing and construction and civil engineering products. Carpet backing sales for fiscal 1996 were $146,491 compared to $133,025 for fiscal 1995, an increase of $13,466, or 10.1%. This increase was the result of higher unit volume in primary and secondary carpet backing, partially offset by lower average selling prices. Construction and civil engineering product sales for fiscal 1996 were $97,043 compared to $82,933 for fiscal 1995, an increase of $14,110, or 17.0%. This increase was due to an increase in sales of geotextile and erosion control fabrics of $13,018, or 30.7%, resulting primarily from nonwoven sales in the landfill and roadway and building site markets. Technical textiles sales for fiscal 1996 were $55,998 compared to $55,469 for fiscal 1995, a increase of $529, or 1.0%.

     Gross profit for fiscal 1996 was $91,211 compared to $76,721 in fiscal 1995, an increase of $14,490, or 18.9%. As a percentage of sales, gross profit increased to 30.5% from 28.3%. This was primarily due to higher sales volume and lower average polypropylene prices as compared to the prior year, partially offset by lower average selling prices.

     Selling expenses for fiscal 1996 were $27,488 compared to $24,273 for fiscal 1995, an increase of $3,215, or 13.2%. This increase was primarily due to increased expenditures associated with higher sales volume as well as increased marketing expenses. These expenses were related to the Company's expectation of higher sales in 1997 resulting from the completion of the 1996 capacity expansion program. As a percentage of sales, selling expenses increased from 9.0% to 9.2%.

     General and administrative expenses for fiscal 1996 were $22,657 compared to $21,195 for fiscal 1995, an increase of $1,462, or 6.9%. As a percentage of sales, general and administrative expenses decreased from 7.8% to 7.6%. In fiscal 1995, general and administrative expenses included a pre-tax charge of $2,852 related to an increase in the allowance for doubtful accounts taken to establish a reserve for a carpet backing customer who experienced severe financial difficulties. Without this charge, fiscal 1995 general and administrative expenses as a percentage of sales would have been 6.8% The increase in general and administrative expenses was primarily due to infrastructure expenditures, which included an increased investment in the Company's information technology department to support company growth.

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

     Net income for fiscal 1996 was $8,102 compared to net income of $1,936 for fiscal 1995, an increase of $6,166, or 318.5%. EBITDA for fiscal 1996 was $54,074 compared to $42,887 for fiscal 1995, an increase of $11,187, or 26.1%. The increase in net income, as well as EBITDA, was primarily due to higher sales volumes and lower average raw material cost offset by slightly lower average selling prices, higher manufacturing costs associated with plant shutdowns as a result of the winter ice storms in 1996 and increased selling and general and administrative costs.


Liquidity and Capital Resources

     To finance its capital expenditures program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Net cash provided by (used in) operating activities was $25,129, $31,421, and ($35) for the years ended September 30, 1997, 1996 and 1995, respectively.

     Net cash provided by operating activities in fiscal 1997 consisted primarily of net income of $6,200, a pretax extraordinary loss of $19,431, and noncash charges of $21,026, as well as an increase in accounts payable of $6,803, which financed increases in accounts receivable and inventory of $9,687 and $13,634, respectively. These working capital requirements increased primarily due to higher sales volume in the fourth quarter of fiscal 1997 as compared to the comparable period in the prior year, as well as increased units in finished goods and raw materials, to support continued anticipated sales growth.

     Net cash provided by (used in) operating activities in fiscal 1996 and 1995 resulted primarily from net income of $8,102, and $1,936, respectively, after deducting non-cash charges of $20,723, and $17,945 and net working capital charges of approximately $2,596, and ($19,916), for each respective period. The increase in cash provided by operating activities for fiscal 1996 as compared to fiscal 1995 was principally due to fluctuations in net income and the Company's working capital requirements. The changes included reduced inventory and accounts payable balances in 1996 resulting primarily from lower inventory quantities and lower polypropylene costs.

     On February 11, 1997, the Company issued $170,000 aggregate principal amount of 9 1/4% Senior Subordinated Notes due February 15, 2007 (the "Notes"), which represent unsecured obligations of the Company. The Notes are redeemable at the option of the Company at any time on or after February 15, 2002, at an initial redemption price of 104.625% of their principal amount together with accrued interest, with declining redemption prices thereafter. Interest on the Notes are payable semi-annually on February 15 and August 15 in the amount of $7,863.

     On November 1, 1996, the Company received net proceeds of approximately $34,000 (after payment of underwriting discounts and commissions and expenses) from the sale of 2,875,000 shares of Common Stock in an underwritten public offering. These proceeds together with the proceeds received from the issuance of the Notes, were utilized primarily to retire approximately $133,000 of the Company's 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures"), pay the related call premium and prepayment costs and fees associated with the refinancing of $15,920, pay debt issuance costs of $5,525 and to repay approximately $21,900 of certain outstanding indebtedness under the Company's Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of October 20, 1995, as subsequently amended, among the Company, the lenders party thereto and BankBoston, as agent (the "Credit Facility"). In connection therewith, the Company recorded an extraordinary loss of $11,950 during the second quarter of fiscal 1997.

     On December 1, 1997, the Company redeemed the remaining $7,403 aggregate principal amount of the Debentures at a redemption price of 106.375% of the principal amount thereof, together with accrued interest as of the redemption date.

     The net proceeds from financing and operating activities were also utilized to fund capital expenditures of approximately $54,000 and to acquire certain assets of the Spartan Technologies division of Spartan Mills for approximately $9,400. Capital expenditures planned for fiscal 1998 are approximately $41,000 primarily to expand the capacity of the Company's manufacturing facilities, subject to prevailing market conditions. Capital expenditures in fiscal 1996 and 1995 were approximately $34,200 and $13,300, respectively.

     The Credit Facility provides for potential borrowing capacity of up to $85,000 and is comprised of maximum term loan borrowings of $45,000 and a revolving credit loan portion (the "Revolver") of up to $40,000. The term loan balance at September 30, 1997 was $25,000, of which $10,000 is payable in 1999 and $15,000 is payable in 2000. The lenders under the Credit Facility are BankBoston, Sanwa Business Credit Corporation, and South Trust Bank of Georgia, N.A. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations and reserves which include the remaining balance due under the Debentures of approximately $7,400. At September 30, 1997, the maximum amount available for borrowing under the Revolver was $17,838. The Credit Facility expires on October 1, 2001.

     The Credit Facility permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate (8.50% at September 30, 1997) or (ii) for Eurodollar borrowings based on the Interbank Eurodollar rate at the time of conversion plus 2.0% or 1.75% for term loan or revolver advances, respectively (7.44% to 7.63% at September 30, 1997).

     In fiscal 1996, the Credit Facility permitted borrowings which bore interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate plus .75% (9.00% at September 30, 1996) or (ii) for Eurodollar borrowings based on the Interbank Eurodollar rate at the time of conversion plus 2.5% or 2.75% for term loan or revolver advances, respectively (8.09% to 9.25% at September 30, 1996).

     The Credit Facility provides for borrowings under letters of credit of up to $3,000, which borrowings reduce amounts available under the Revolver. At September 30, 1997, no letters of credit were outstanding under the facility and $1,892 was outstanding at September 30, 1996.

     At September 30, 1997, the Company's total outstanding indebtedness amounted to $221,182. Such indebtedness consists of borrowings under the Credit Facility of $38,420, $170,000 aggregate principal amount of the Notes, $7,403 aggregate principal amount of the Debentures, an outstanding capital lease obligation of $4,083 dated as of May 28, 1996, and a mortgage obligation of $1,276. Cash interest paid during fiscal 1997, 1996 and 1995 was $23,642, $23,176, and $22,334, respectively.

     On December 18, 1997, the Company and its lenders, with BankBoston as agent, entered into a new five year credit facility (the "New Credit Facility"). The New Credit Facility consists of up to a $40 million asset based securitization program, with amounts borrowed through a newly formed subsidiary, Synthetic Industries Funding Corporation, (the "Securitization"), and a $60 million senior secured revolver facility (the "New Revolver"). Securitization and New Revolver borrowings are collateralized by the Company's accounts receivables and substantially all of the assets of the Company, excluding real property, respectively.

     Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The New Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Eurodollar borrowings are determined by the operational performance of the Company. At September 30, 1997, the interest rates under the Securitization and the Eurodollar borrowings would have been 6.23% and 7.09%, respectively.

     The New Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its common stock is restricted by both the New Credit Facility and the Notes. At September 30, 1997, the availability under the New Credit Facility would have been approximately $45,000.

     Based on current levels of operations and anticipated growth, the Company's management expects net cash from operations to provide sufficient cash flow to satisfy the debt service requirements of the Company's long-term debt obligations, including the Credit Facility and lease agreements, permit anticipated capital expenditures and fund the Company's working capital requirements for the next twelve months.


Inflation and Seasonality

     The Company does not believe that its operations have been materially affected by inflation during the three most recent fiscal years. While the Company does not expect that inflation will have a material impact upon operating results, there is no assurance that its business will not be affected by inflation in the future.

     The Company's sales and income have historically been higher in the third and fourth quarters of its fiscal year. While sales and income in the carpet backing and technical textile product lines are not greatly affected by seasonal trends, sales of construction and civil engineering products are lower in the first and second quarters of any given fiscal year due to the impact of adverse weather conditions on the construction and civil engineering markets. Consequently, as sales from construction and civil engineering products continue to increase as a percentage of the Company's total sales, the seasonality of these products' sales will affect total sales and income of the Company to a greater degree.

Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended September 30, 1997 and 1996:

                                                                             Three Months Ended
Fiscal 1997                                      December 31        March 31          June 30        September 30
-----------                                      -----------        --------          -------        ------------
Net sales                                               $70,857          $75,358          $99,112           $100,245
Operating income                                          7,347            9,331           17,823             16,929
Income before extraordinary item                            904            2,160            7,676              7,410
Net income (loss)                                           904       (a)(9,790)            7,676              7,410
Income (loss) per share                                    0.12       (a) (1.09)             0.86               0.82
Weighted average shares outstanding                   7,847,168        8,957,155        8,969,031          9,080,956
Pro forma net income (b)                                  1,417            2,282            7,676              7,410
Pro forma income per share (b)                             0.16             0.25             0.86               0.82

Fiscal 1996
Net sales                                               $64,608          $64,609          $82,843            $87,472
Operating income                                          3,356            5,735           14,521             14,862
Net income (loss)                                       (1,897)            (410)            5,093              5,316
Income (loss) per share                                  (0.32)           (0.07)             0.86               0.90
Weighted average shares outstanding                   5,930,502        5,930,502        5,930,502          5,930,502
Pro forma net income (loss) (b)                         (1,051)              436            5,939              6,162
Pro forma income (loss) per share (b)                    (0.12)             0.05             0.66               0.68

(a) Includes an extraordinary loss of $11,950, or $1.37 per share, from the early extinguishment of debt. See Note 9.
(b) Pro forma financial data reflect (i) the reduction in interest expense after giving effect to the Offering and the application of net proceeds therefrom and (ii) the issuance of $170 million of 9 1/4% Senior Subordinated Notes due 2007 on February 11, 1997 and the application of the net proceeds therefrom calculated as of the beginning of the period indicated. For both fiscal 1997 and 1996, pro forma weighted average shares outstanding were 8,779,272; 8,957,155; 8,969,031; and 9,080,956 for the first, second, third, and fourth quarters, respectively.


Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Under the new standard, which must be adopted for periods ending after December 15, 1997, the Company will be required to change the method used to compute earnings per share and to restate prior periods presented. A dual presentation of basic and diluted earnings per share will be required. The basic earnings per share calculation, which will replace primary earnings per share, will exclude the dilutive impact of stock options and other common share equivalents. The diluted earnings per share calculation, which will replace fully diluted earnings per share, will include common share equivalents. The adoption of SFAS 128 will not have a material impact on earnings per share for the three years ended September 30, 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"

("SFAS 131"), which must be adopted for fiscal years beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method that management organizes its businesses for making operating decisions and assessing performance. SFAS 131 also requires companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the effect, if any, of implementing SFAS 131.


Forward Looking Statements

     The discussion of the Company's business and operations in this report includes in several instances forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are based upon management's good faith assumptions relating to the financial, market, operating, and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risks and uncertainties, including those described in this report, and such statements shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities and Exchange Commission.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this Item is contained in the Company's consolidated financial statements indicated in the Index in Part IV, Item 14 of this Annual Report Form 10-K and is incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                                      PART III

ITEM 10. Executive Officers and Directors of the Company

         The information required by this item is incorporated herein by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of stockholders to be held in 1998 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers."


ITEM 11.  Renumeration of Directors and Officers

         The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the captions "Director Compensation" and "Executive Compensation and Other Information."


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Voting Securities and Certain Beneficial Owners".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     SI Management L.P. is the sole general partner of the Partnership. Synthetic Management G.P. is the sole general partner of SI Management L.P. By virtue of these relationships, Synthetic Management G.P. controls the management and affairs of the Partnership and therefore, the Company. The Partnership owns 5,781,250 shares of Common Stock, or approximately 67% of the issued and outstanding shares of Common Stock, and therefore, holds the voting power to determine the outcome of all matters upon which stockholders vote.

     The general partners of Synthetic Management G.P. are the following five Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc. and W.G. Wright Investments, Inc. Each of Messrs. Chill, Beckman, Freed, Kenner and Wright is the sole director and the sole stockholder of one of Synthetic Management G.P.'s general partners. For further information concerning Messrs. Chill, Freed, Kenner and Wright, see "Executive Officers and Directors of the Company."

         The Company and the Partnership have entered into a Registration Rights Agreement pursuant to which the Company has agreed that upon request of the Partnership the Company will register under the Securities Act and applicable state securities laws the sale of the Common Stock owned by the Partnership and as to which registration has been requested. The Company's obligation is subject to certain limitations relating to a minimum amount required for registration, the timing of a registration and other similar matters. The Company is obligated to pay any registration expenses incidental to such registration, excluding underwriters' commissions and discounts. In connection with the Offering, the Company incurred approximately $650,000 of such incidental registration expenses in the behalf of the Partnership. The above description is qualified in its entirety by reference to the Registration Rights Agreement, a copy of which has been filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-9377), filed with the Securities and Exchange Commission on September 13, 1996.

     In connection with the Offering on November 1, 1996, the Partnership entered into a "lock-up" agreement with Bear Stearns & Co., Inc. ("Bear
Stearns") with respect to the sale of its 5,781,250 shares of Common Stock. Under this "lock-up" agreement, the Partnership agreed, with certain exceptions, not to sell or otherwise dispose of any shares of Common Stock without the consent of Bear Stearns for a period of 270 days after November 1, 1996, and thereafter until December 31, 1997, unless pursuant to an underwritten public offering. After December 31, 1997, the Partnership is entitled to sell, distribute or otherwise dispose of its shares of Common Stock. The Company does not, however, anticipate that the Partnership will sell or distribute any of its shares of Common Stock unless and until the Agreement and Plan of Withdrawal and Dissolution (the "Plan") of the Partnership has been implemented or terminated, as the case may be.

    On September 19, 1997, the Company and the Partnership entered into the Plan. Pursuant to the Plan, the Partnership is to be dissolved in two separate phases. The first phase is to be an underwritten public offering of the number of shares of Common Stock that limited partners have elected to sell, and the second phase is to be one to three liquidating distributions of the unsold portions of the Partnership's shares of Common Stock, beginning 180 days after the completion of the public offering. On November 7, 1997, the limited partners approved the adoption of the Plan. However, the implementation of the Plan has been enjoined by courts in Delaware and California in connection with two lawsuits filed by certain limited partners of the Partnership against the Partnership and its general partner (the "General Partner"), among others. See "Claims and Legal Proceedings." Among other equitable and legal remedies, the plaintiff is seeking the removal of the General Partner and the liquidation of the Partnership. The Company is not currently involved in these proceedings and does not presently possess any contractual rights with respect to their ultimate resolution. If, in connection with these lawsuits, the General Partner is removed or resigns, or the Partnership is liquidated under a court-appointed receiver, there can be no assurance that the resulting sale and/or distribution of the Partnership's share of Common Stock will be made in the same or similar manner as that contemplated by the Plan. The General Partner has denied the allegations of the plaintiff and is vigorously contesting the lawsuits; however, in the event of an adverse ruling, the Company cannot predict the volume and price at which the Common Stock trades might be affected.

     Lee J. Seidler, a director of the Company, is presently associated with Bear, Stearns & Co. Inc. as Managing Director Emeritus and from time to time receives fees in connection with consulting and referral services to Bear, Stearns & Co. Inc., including the Offering and the offering of $170,000,000 aggregate principal amount of the Notes. Dr. Seidler has received from Bear, Stearns & Co. Inc., in connection with such services, approximately $200,000 in fiscal 1997.

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

         Pursuant to a licensing agreement with the Company, W. Wayne Freed, an executive officer of the Company, receives royalties related to the manufacture and sale of a certain product for which Mr. Freed owns all of the U.S. and foreign patents. Under this agreement, Mr. Freed received royalties of $12,646 and $12,269 in fiscal 1997 and 1996, respectively, and will continue to receive such royalties until 2012 or the earlier termination of the licensing agreement.

     During fiscal 1997 and 1996, the Company paid legal fees totaling approximately $241,000 and $232,000, respectively, to the law firm of Watson & Dana. Until May 21, 1997, Mr. Dana, a director of the Company, was a member of Watson & Dana and a member of the Compensation Committee. Effective May 21, 1997, Mr. Dana became employed as Chief Operating Officer and General Counsel of the Company. Mr. Dana continues to be a director of the Company, but is no longer a member of the Compensation Committee.

                                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K


(a)   Index to Consolidated Financial Statements:
                                                            Page No. of
                                                         Financial Statement
      (1)   Financial Statements:

            Independent Auditors' Report                       F-1
            Consolidated Balance Sheets                        F-2
            Consolidated Statements of Operations              F-3
            Consolidated Statements of Changes in
               Stockholders' Equity                            F-4
            Consolidated Statements of Cash Flows              F-5
            Notes to Consolidated Financial Statements         F-6


(b) The Company did not file a Current Report on Form 8-K during the last quarter of the fiscal year ended covered by this Annual Report.

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

     18 4.2 Supplemental Form of Indenture between Synthetic Industries, Inc. and United States Trust Company of New York, Trustee, in respect to the 12-3/4% Senior Subordinated Debentures due 2002.

     18 4.3 Supplemental Indenture dated as of February 11, 1997 between Synthetic Industries, Inc. and United States Trust Company of New York, Trustee, with respect to the 12 3/4% Senior Subordinated Debentures due 2002.

     16 4.4 Indenture dated as of February 11, 1997 between Synthetic Industries, Inc. and United Stated Trust Company of New York, Trustee, with respect to the 9 1/4% Senior Subordinated Notes due 2007.

     16 4.5 Registration Rights Agreement, dated as of February 11, 1997, between Synthetic Industries, Inc. and Bear Stearns & Co. Inc.

     12 4.6 Registration Rights Agreement, dated as of October 31, 1996, between Synthetic Industries, Inc. and Synthetic Industries, L.P.

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

     9 10.2 Amendment No. 1 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of December 1, 1995

     11 10.3 Amendment No. 2 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of February 14, 1996.

     9 10.4 Amendment No. 3 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of March 16, 1996.

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

     7 10.14 Supply Contract between Eastman Chemical Products, Inc. and Synthetic Industries, Inc. dated December 13, 1991.

     13 10.15 Agreement dated September 6, 1996 between Leonard Chill and Synthetic Industries, Inc.

     13 10.16 Agreement dated September 6, 1996 between W. Wayne Freed and Synthetic Industries, Inc.

     13 10.17 Agreement dated September 6, 1996 between Ralph A. Kenner and Synthetic Industries, Inc.

     13 10.18 Agreement dated September 6, 1996 between W. Gardner Wright, Jr. and Synthetic Industries, Inc.

     13 10.19 Agreement dated September 6, 1996 between John M. Long and Synthetic Industries, Inc.

     13 10.20 Agreement dated September 6, 1996 between Charles T. Koerner and Synthetic Industries, Inc.

     13 10.21 Agreement dated September 6, 1996 between Joseph Sinicropi and Synthetic Industries, Inc.

     13 10.22 Agreement dated September 6, 1996 between W.O. Falkenberry and Synthetic Industries, Inc.

     13 10.23 Agreement dated September 6, 1996 between Bobby Callahan and Synthetic Industries, Inc.

     8    10.24 1994 Stock Option Plan for Non-Employee Directors

     8    10.25 1994 Stock Option Plan

     11   10.26 1996 Stock Option Plan

     11   10.27 Incentive Compensation Plan Fiscal Year 1994/1995

     11   10.28 Incentive Compensation Plan Fiscal Year 1995/1996

     13 10.29 Amendment No. 4 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of September 27, 1996.

     14 10.30 Amendment No. 5 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of October 28, 1996.

     15 10.31 Amendment No. 6 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of January 29, 1997.

     20 10.32 Amendment No. 7 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of April 30, 1997.

     20 10.33 Amendment No. 8 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of June 30, 1997.

     21 10.34 Amendment No. 9 to the Fourth Amended and Restated Revolving Credit and Security Agreement dated as of November 21, 1997.

     19 10.35 Asset Sale Agreement by and between Spartan Mills and Synthetic Industries, Inc. dated as of February 27, 1997.

     19 10.36 Lease Agreement by and between Spartan Mills and Synthetic Industries, Inc. dated as of February 27, 1997.

     17 10.37 Agreement of Plan of Withdrawal and Dissolution by and between Synthetic Industries L.P. and Synthetic Industries, Inc. dated as of September 19, 1997.

     19 10.38 Agreement dated May 21, 1997 between Joseph F. Dana and Synthetic Industries, Inc.


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

13 Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (333-09377) as filed with the Securities and Exchange Commission on October 2,1996 and incorporated herein by reference.

14 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference.

15 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.

16 Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-23167) as filed with the Securities and Exchange Commission on March 12, 1997 and incorporated herein by reference.

17 Filed as Annex A to the joint Proxy Statement and Prospectus forming a part of Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-28817) as filed with the Securities and Exchange Commission on September 17, 1997.

18 Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 333-28817) as filed with the Securities and Exchange Commission on August 8, 1997.

19 Filed as an exhibit to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-28817) as filed with the Securities and Exchange Commission on September 17, 1997.

20 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

21   Filed herewith.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Synthetic Industries, Inc.
Chickamauga, Georgia


We have  audited  the  accompanying  consolidated  balance  sheets of  Synthetic
Industries, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synthetic Industries, Inc. and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.




/S/ Deloitte & Touche LLP


Deloitte & Touche LLP
New York, New York

November 14, 1997

                                            SYNTHETIC INDUSTRIES, INC.
                                                 AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                             (In thousands of dollars, except per share amounts)

                                                                                          September 30,
                  ASSETS                                                               1997           1996
                                                                                     --------       ------
CURRENT ASSETS:
  Cash.......................................................................      $    338        $   101
  Accounts receivable, net (Note 4)..........................................        60,031         48,165
  Inventory (Note 5).........................................................        54,139         39,142
  Other current assets (Note 6)..............................................        17,200         14,655
                                                                                  ---------       --------

      TOTAL CURRENT ASSETS...................................................       131,708        102,063

PROPERTY, PLANT AND EQUIPMENT, net (Note 7)..................................       182,102        137,974

OTHER ASSETS (Note 8)........................................................        82,781         84,021
                                                                                  ---------       --------

                                                                                   $396,591       $324,058

          ........LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...........................................................      $ 27,030       $ 20,227
  Accrued expenses and other current liabilities.............................        11,613          9,669
  Income taxes payable (Note 10).............................................            52          1,407
  Interest payable...........................................................         2,467          6,024
  Current maturities of long-term debt (Note 9)..............................           718            659
                                                                                 ----------    -----------

         TOTAL CURRENT LIABILITIES...........................................        41,880         37,986

LONG-TERM DEBT (Note 9)......................................................       220,464        194,353

DEFERRED INCOME TAXES (Note 10)..............................................        28,430         25,875




COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY (Note 12)
  Common stock  (par value $1.00 per share, authorized 25,000,000,
    issued and outstanding 8,656,250 and 5,781,250, respectively) ...........         8,656          5,781
  Additional paid-in capital ................................................        94,325         63,519
  Cumulative translation adjustments.........................................           107             15
  Retained earnings (deficit)................................................         2,729         (3,471)
                                                                                  ---------      ---------

      TOTAL STOCKHOLDERS' EQUITY.............................................       105,817         65,844
                                                                                  ---------      ---------

                                                                                   $396,591       $324,058

                                  See notes to consolidated financial statements

                                            SYNTHETIC INDUSTRIES, INC.
                                                 AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands of dollars, except per share amounts)



                                                                                    Year ended September 30,
                                                                         1997             1996                1995
                                                                    --------------   --------------       --------
Net sales...............................................................  $ 345,572         $299,532         $271,427
                                                                          ---------         --------         --------
Costs and expenses:
  Cost of sales ........................................................    233,187          208,321          194,706
  Selling expenses......................................................     31,801           27,488           24,273
  General and administrative expenses...................................     26,562           22,657           21,195
  Amortization of excess of purchase price over net
      assets acquired and other intangibles.............................      2,592            2,592            2,566
                                                                           --------         --------         --------

                                                                            294,142          261,058          242,740
                                                                            -------         --------         --------

 Operating income.......................................................     51,430           38,474           28,687
                                                                           --------        ---------         --------

Other expenses:
  Interest expense, net.................................................     20,085           22,773           22,514
  Amortization of deferred financing costs..............................        654              699              737
                                                                           --------          -------         --------

                                                                             20,739           23,472           23,251
                                                                            -------         --------         --------
Income before provision for income taxes and extraordinary item.........     30,691           15,002            5,436

Provision for income taxes (Note 10)....................................     12,541            6,900            3,500
                                                                           --------         --------         --------


Income before extraordinary item........................................     18,150            8,102            1,936

Extraordinary item - Loss from early
  extinguishment of debt (net of tax
  benefit of $7,481) (Note 9)...........................................     11,950                -                -
                                                                             ------      -----------      -----------

NET INCOME..............................................................    $ 6,200          $ 8,102          $ 1,936
                                                                            =======          =======          =======

Per share amounts:

  Income before extraordinary item (Note 9).............................   $   2.08         $   1.37      $     .33

  Extraordinary loss ...................................................      (1.37)            .  -           .  -
                                                                          ----------       ---------       --------

  Net income ...........................................................  $    .71          $   1.37      $     .33
                                                                          ========          ========      =========

Weighted average shares outstanding ....................................  8,719,458        5,930,502        5,930,502
                                                                          =========        =========        =========





                                  See notes to consolidated financial statements

                                      SYNTHETIC INDUSTRIES, INC.
                                           AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       (In thousands of dollars)




                                                                        Additional    Cumulative    Retained
                                                             Common     paid-in      translation    earnings
                                                           stock         capital      adjustments  (deficit)      Total

Balance, October 1, 1994................................   $ 5,781      $ 63,519      $    26     $ (13,509)     $ 55,817

Net income..............................................       -             -             -          1,936         1,936

Foreign currency translation............................       -             -              3           -               3
                                                          --------      --------     --------      --------      --------

Balance, September 30, 1995.............................     5,781        63,519           29       (11,573)       57,756

Net income..............................................       -             -            -           8,102         8,102

Foreign currency translation............................       -             -            (14)           -            (14)
                                                          --------      --------    ----------    ---------    -----------

Balance, September 30, 1996.............................     5,781        63,519           15       ( 3,471)       65,844

Net income..............................................       -             -            -           6,200         6,200

Issuance of common stock................................     2,875        30,806          -             -          33,681

Foreign currency translation............................       -             -             92          -               92
                                                          --------      --------      -------     ---------     ---------

Balance, September 30, 1997.............................   $ 8,656      $ 94,325      $   107       $ 2,729      $105,817
                                                           =======      ========      =======       =======      ========

















                                  See notes to consolidated financial statements

                                            SYNTHETIC INDUSTRIES, INC.
                                                 AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands of dollars)

                                                                                   Year ended September 30,
                                                                              1997              1996            1995
                                                                             ------            -----            -----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................   $  6,200         $  8,102         $  1,936
  Adjustments to reconcile net income to cash provided by operations:
    Extraordinary loss on early extinguishment of debt..................     19,431                -                -
    Depreciation and amortization.......................................     18,236           16,299           14,937
    Deferred income taxes...............................................      2,270            3,400             (355)
    Provision for bad debts.............................................        520            1,024            3,363
  Change in operating assets and liabilities, net of acquisition:
    Accounts receivable.................................................     (9,687)          (1,247)         (12,212)
    Inventory...........................................................    (13,634)           6,451          (13,076)
    Other current assets................................................     (1,566)            (647)          (1,469)
    Accounts payable....................................................      6,803           (3,801)           5,254
    Accrued expenses and other current liabilities......................      1,468            2,291              434
    Income taxes payable................................................     (1,355)             (48)             973
    Interest payable....................................................     (3,557)            (403)             180
                                                                          ----------      -----------        --------
      Net cash provided by (used in) operating activities...............     25,129           31,421              (35)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment............................    (53,980)         (29,253)         (13,313)
  Acquisition of business...............................................     (9,354)               -                -
                                                                             -------    ------------      -----------
    Net cash used in investing activities ..............................    (63,334)         (29,253)         (13,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under term loan............................................          -           19,500           11,000
  Repayments under term loan............................................    (20,000)            (500)          (6,000)
  Borrowings (repayments) under revolving credit line...................      9,427          (20,734)           8,598
  Issuance of 9 1/4% Senior subordinated notes..........................    170,000                -                -
  Redemption of 12 3/4% Senior subordinated debentures..................   (132,597)               -                -
  Prepayment costs on early extinguishment of debt......................    (15,920)               -                -
  Proceeds from underwritten public offering............................     33,681                -                -
  Repayments of capital lease obligation and other long-term debt.......       (660)            (342)             (36)
  Debt issuance costs...................................................     (5,525)            (101)            (221)
                                                                           ---------       ----------        ---------
    Net cash provided by (used in) financing activities.................     38,406           (2,177)          13,341
      Effect of exchange rate changes on cash...........................         36                2               (2)
                                                                        -----------      -----------       ----------

NET INCREASE (DECREASE) IN CASH.........................................        237               (7)              (9)

CASH AT BEGINNING OF PERIOD.............................................        101              108              117
                                                                          ---------        ---------         --------

CASH AT END OF PERIOD...................................................   $    338         $    101         $    108
                                                                           ========         ========         ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION Cash paid during the year for:
  Interest .............................................................   $ 23,642         $ 23,176         $ 22,334
  Income taxes..........................................................      4,145            3,548            2,882

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Capital lease obligation incurred for purchase of equipment.............$         -         $  5,000      $         -

                                  See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands of dollars, except per share information)


1.   ORGANIZATION

     Synthetic Industries, Inc., a Delaware corporation (the "Company") was a wholly owned subsidiary of Synthetic Industries L.P. (the "Partnership") until November 1, 1996. On that day, the Company completed the underwritten public offering (the "Offering") of 2,875,000 shares of its common stock ("Common Stock"). Immediately following the Offering, the Partnership owned 5,781,250 shares of Common Stock, or approximately 67% of the issued and outstanding shares of Common Stock.

     The Company manufactures and markets a wide range of primarily polypropylene-based materials designed for support, strength and stabilization applications. The Company's products replace commonly used materials in diverse applications including: floor covering, geotextiles, erosion control, concrete reinforcement and furniture construction fabrics. The Company manufactures and sells more than two thousand products in over 65 end-use markets predominately in North America, Europe and the Far East.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.


     Revenue recognition

     Revenue from product sales is recognized at the time of shipment.


     Foreign currency translation

     The assets and liabilities of foreign subsidiaries are translated at the fiscal year-end rates of exchange, and the results of operations are translated at the average rates of exchange for the years presented. Gains or losses resulting from translating foreign currency financial statements are accumulated in the cumulative translation adjustments account in the stockholders' equity section of the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are included in results of operations. Foreign currency realized and unrealized gains and losses for the years presented were not material.

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

     Capitalized interest is charged to machinery and equipment and amortized over the lives of the related assets. Interest capitalized during fiscal 1997, 1996 and 1995 was $838, $392 and $729, respectively.


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


     Income per share

     Income per share was computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during each period, as adjusted for the stock splits. Common equivalent shares include options calculated using the treasury stock method. Weighted average shares outstanding increased from 5,930,502 in fiscal 1996 to 8,719,458 at September 30, 1997, as a result of the November 1, 1996 underwritten public offering.


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


     Recent accounting pronouncements

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Under the new standard, which must be adopted for periods ending after December 15, 1997, the Company will be required to change the method used to compute earnings per share and to restate prior periods presented. A dual presentation of basic and diluted earnings per share will be required. The basic earnings per share calculation, which will replace primary earnings per share, will exclude the dilutive impact of stock options and other common share equivalents. The diluted earnings per share calculation, which will replace fully diluted earnings per share, will include common share equivalents. The adoption of SFAS 128 will not have a material impact on earnings per share for the three years ended September 30, 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which must be adopted for fiscal years beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method that management organizes its businesses for making operating decisions and assessing performance. SFAS 131 also requires companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the effect, if any, of implementing SFAS 131.


     Research and development

     The Company's research and market development is focused primarily on development and as such the Company engages in product design, development and performance validation to improve existing products and to create new products. The Company expended $4,208, $2,942, and $2,795 in fiscal 1997, 1996, and 1995, respectively. Research and development costs are expensed as incurred and included in general and administrative expenses.

     Reclassification of prior financial statements

     Certain reclassifications have been made to previous years' financial statements to conform with 1997 classifications.

     Proceeds received from the underwritten public offering

     The $33,861 net proceeds received from the November 1, 1996 Offering were used to repay certain outstanding indebtedness.


3.    BUSINESS ACQUISITION

     On February 27, 1997, the Company acquired certain assets of the Spartan Technologies division of Spartan Mills (the "Acquisition") for approximately $9,400. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the net assets acquired (accounts receivable, inventory, and property, plant and equipment) based on the fair market value (which approximated cost) at the date of acquisition. The operating results of the acquired business have been included in the consolidated statement of operations from the date of acquisition. The Acquisition did not have a material impact on the Company's financial statements.


4.  ACCOUNTS RECEIVABLE

     Accounts receivable are presented net of the doubtful allowances of $2,707, $3,036 and $4,053 for fiscal 1997, 1996 and 1995, respectively. Amounts written off against established allowances were $849, $2,041 and $511 for the years ended September 30, 1997, 1996 and 1995, respectively.

     The Company grants uncollateralized trade terms to most U.S. customers. A majority of the Company's carpets backing sales are with customers located in the state of Georgia. As of September 30, 1997 and 1996, $26,126 and $21,916, respectively of the Company's accounts receivable balances were due from customers located in this state. Net sales to one customer represented approximately 20% of consolidated net sales for 1997 and approximately 18% of consolidated net sales for 1996 and 1995, respectively.


5.   INVENTORY

                                                                    September 30,
                                                              1997                1996
                                                              ----                ----

                  Finished goods..........................  $ 33,572            $ 22,555
                  Work in process.........................     7,427               7,937
                  Raw materials...........................    13,140               8,650
                                                            --------             -------

                                                            $ 54,139            $ 39,142

6.   OTHER CURRENT ASSETS

                                                                    September 30,
                                                               1997                1996
                                                               ----                ----

                  Prepaid supplies........................  $  9,003            $  7,250
                  Deferred tax assets (Note 10)...........     5,050               4,765
                  Receivable from Synthetic
                    Industries L.P. (Note 14).............     1,800                 661
                  Other...................................     1,347               1,979
                                                           ---------           ---------

                                                            $ 17,200            $ 14,655



7.   PROPERTY, PLANT AND EQUIPMENT

                                                                    September 30,
                                                              1997                1996
                                                              ----                ----

                  Land....................................  $  4,585            $  4,458
                  Buildings and improvements..............    35,398              29,298
                  Machinery and equipment and
                    leasehold improvements................   232,277             179,386
                                                             -------            --------

                                                             272,260             213,142
                  Accumulated depreciation................    90,158              75,168
                                                            ---------           --------

                                                            $182,102            $137,974

Depreciation expense on property, plant and equipment was $14,990, $13,008 and $11,634 in fiscal 1997, 1996 and 1995, respectively.

8.   OTHER ASSETS

                                                                   September 30,
                                                              1997               1996
                                                              ----               ----
           Excess of purchase price
              over net assets acquired...................... $99,818             $99,818
           Intangible assets................................   3,546               3,546
           Deferred financing costs.........................  11,651              12,331
                                                           ---------            ---------

                                                             115,015             115,695
           Accumulated amortization........................   32,234              31,674
                                                            --------             -------

                                                            $ 82,781            $ 84,021
                                                            ========            ========


The excess of purchase price over net assets acquired arose from the December 4, 1986 purchase of the Company's Common Stock by Synthetic Industries L.P., a Delaware limited partnership. This acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on estimates by independent appraisals and other valuations of fair market value as of December 4, 1986, and resulted in a purchase price in excess of net assets acquired of $99,818.

In conjunction with refinancing of long-term debt (Note 9), deferred financing costs of $5,525 were incurred. Previously incurred costs of $6,205 and associated amortization of $2,686 were written off, the effect of which is included in the extraordinary loss from early extinguishment of debt.

Amortization expense was $3,246, $3,291 and $3,303 in fiscal 1997, 1996 and 1995, respectively.


9.   LONG-TERM DEBT


                                                                         September 30,
                                                                       1997          1996
                                                                       ----          ----
       Credit facility:
         Revolving credit portion                                   $  13,420      $   3,993
         Term loan portion                                             25,000         45,000
       9 1/4% senior subordinated notes, due 2007                     170,000              -
       12 3/4% senior subordinated debentures, due 2002                 7,403        140,000
       Capital lease obligation (Note 14)                               4,083          4,698
       Other                                                            1,276          1,321
                                                                    ---------      ---------
                                                                      221,182        195,012
       Less current portion                                               718            659
                                                                    ---------      ---------

       Total long-term portion                                      $ 220,464      $ 194,353
                                                                    =========      =========

Credit Facility

On October 20, 1995, the Company and its lenders entered into a Fourth Amended and Restated Revolving Credit Agreement (as amended to date, the "Credit Facility"). The Credit Facility, with a termination date of October 1, 2001, provided for potential borrowing capacity of up to $85,000 comprised of term loan borrowings of $45,000 and a revolving credit loan portion (the "Revolver") of $40,000. The term loan balance at September 30, 1997 was $25,000, of which $10,000 is payable in 1999 and $15,000 is payable in 2000. The Revolver provides for availability based on a borrowing formula consisting of 85% of eligible accounts receivable and 50% of eligible inventory, subject to certain limitations and reserves which include the remaining balance due under the Debentures of $7,403. At September 30, 1997, availability under the Revolver was $17,838.

The Credit Facility permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate (8.50% at September 30, 1997) or (ii) for Eurodollar borrowings based on the Interbank Eurodollar rate at the time of conversion plus 2.0% or 1.75% for term loan or revolver advances, respectively (7.44% to 7.63% at September 30, 1997).

In fiscal 1996, the Credit Facility permitted borrowings which bore interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate plus .75% (9.0% at September 30, 1996) or (ii) for Eurodollar borrowings based on the Interbank Eurodollar rate at the time of conversion plus 2.5% or 2.75% for term loan or revolver advances, respectively (8.09% to 9.25% at September 30, 1996).

The Credit Facility provides for borrowings under letters of credit of up to $3,000, which borrowings reduce amounts available under the Revolver. At September 30, 1997, no letters of credit were outstanding under the facility.

The Credit Facility is collateralized by substantially all of the Company's assets and contains covenants related to the maintenance of certain operating and working capital levels and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its common stock is restricted by both the Credit Facility and the indenture relating to the Senior Subordinated Debentures discussed above.


Senior Subordinated Debentures and Notes

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

In connection with the issuance of the Notes, the Company redeemed approximately $132,600 principal amount of its 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures") at a redemption price of 111.07% of the principal amount thereof. In addition, the Company repaid $20,000 of its outstanding term loan borrowings as of March 5, 1997. In connection with the early extinguishment of debt, the Company recorded an extraordinary loss of $11,950 (representing call premium and prepayment fees of $15,920 and write off of deferred financing costs of $3,511, net of an income tax benefit of $7,481) during the second quarter of fiscal 1997.

On December 1, 1997 the Company redeemed the remaining $7,403 aggregate principal amount of Debentures outstanding at a redemption price of 106.375% of the principal amount thereof, together with accrued interest as of the redemption date.


Aggregate Minimum Payments and Fair Value

     Approximate aggregate minimum annual payments due on long term debt and the capital lease, for the subsequent five years are as follows: 1998, $718; 1999, $10,783; 2000, $29,273; 2001, $1,971; 2002, $177,483; and thereafter, $954.

The fair value of the Company's Notes is estimated to be $176,375 at September 30, 1997. The fair value of the Debentures are estimated to be $7,875 and $149,800 at September 30, 1997 and 1996, respectively. The fair values are based on quoted market prices for the Notes and Debentures in the over-the-counter market.


10.  INCOME TAXES

The sources of income before provision for income taxes are as follows:

                                              Year Ended September 30,
                                 1997                   1996                  1995
                                 ----                   ----                  ----

United States                  $29,609                $14,083                $4,546
Foreign                          1,082                    919                   890
                                 -----                    ---                 -----
Earnings before income taxes   $30,691                $15,002                $5,436
                               =======                =======                ======

The provision for income taxes contributable to the amounts shown above consists of the following:

                                                                              Year Ended September 30,
                                                                     1997                1996            1995
                                                                     ----                ----            ----
          Current:
              Federal............................................    $8,796            $2,600           $  3,180
              State..............................................     1,120               600                400
              Foreign............................................       355               300                275
                                                                   --------          --------           --------
                                                                     10,271             3,500              3,855
                                                                     ------           -------            -------
          Deferred:
              Federal............................................     1,900             3,200               (218)
              State..............................................       370               200               (137)
                                                                   --------          --------           ---------
                                                                      2,270             3,400               (355)
                                                                    -------           -------           ---------

          Total .................................................   $12,541            $6,900             $3,500
                                                                    =======            ======             ======

As described in Note 9, the Company recorded a current tax benefit of $7,481 in fiscal 1997 as a result of the early extinguishment of debt.

A reconciliation of US income tax computed at the statutory rate and actual tax expense is as follows:

                                                                              Year Ended September 30,
                                                                   1997                  1996               1995
                                                                   ----                  ----               ----

          Amount computed at statutory rate......................   $10,742            $5,250             $1,900

          State and local taxes less applicable
            federal income tax benefit...........................       998               550                270

          Amortization of goodwill...............................       873               873                873

          Other nondeductible expenses...........................       181               115                210

          Other, net.............................................      (253)              112                247
                                                                 -----------         --------           --------
                                                                    $12,541            $6,900             $3,500
                                                                    =======            ======             ======

The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                                              September 30,
                                                                     1997                         1996
                                                                    -----                         ----

          Property, plant and equipment..........................   $27,345                      $24,819
          Trademarks and patents.................................     1,085                        1,056
                                                                     ------                       ------

          Total deferred tax liabilities.........................    28,430                       25,875
                                                                     ------                       ------


          Accounts receivable....................................     1,018                          996
          Inventory..............................................       815                          626
          Accrued expenses.......................................     2,013                        1,829
          AMT credit carryforward (no expiration date)...........     1,204                        1,314
                                                                    -------                       ------

          Total deferred tax assets..............................     5,050                        4,765
                                                                    -------                     --------

          Net deferred tax liability.............................   $23,380                      $21,110
                                                                 ==========                      =======


11.  RETIREMENT PROGRAMS

     For US employees, the Company maintains a trusteed profit-sharing plan ("Plan") which is qualified under Section 401(k) of the Internal Revenue Code. All full-time employees over the age of 21 who have been employed continuously for at least one year are eligible for participation in the Plan. The Company may, but has not elected to, contribute a portion of its profits to the Plan, as determined by the Board of Directors. Employer contributions vest over 1 to 5 years. The Company has elected to match employee contributions to the Plan on a 50% basis but not to exceed 3% of the employee's annual compensation. During fiscal years 1997, 1996 and 1995, the Company contributed $1,098, $999 and $921, respectively. The Plan provides for the Company to bear the expense of the administration of the Plan. Pension expense on the foreign plans is not significant.


12. STOCK OPTIONS

     Director's plan

     In August 1994, the Company adopted a stock option plan (the "Director's Plan") pursuant to which non-qualified stock options to purchase an aggregate of 125,261 shares of Common Stock were granted to the four non-employee Directors of the Company at an exercise price of $6.83 per share which was determined by reference to the fair market value of the Company's equity at the time such Directors joined the Board. The stock options were fully vested as of October 1, 1996 and have a term which expires on August 4, 2004. The Director's Plan does not provide for any further grants or options thereunder.

     Management plan

     The Company's 1994 and 1996 Stock Option Plans (collectively, the "Management Plans") for its key employees, provided for the granting of incentive stock options ("ISOs"), as provides in Section 422A of the Internal Revenue Code, and non-qualified stock options. The maximum aggregate number of shares of Common Stock that may be issued under the 1994 Plan and the 1996 Plan is 491,413 and 289,062 , respectively.

     Stock option transactions during 1997, 1996 and 1995 are summarized as follows:


                                       Shares reserved
                                         for issuance          Shares         Shares                             Weighted
                                          under the           granted        available              Price        average
                                       Management Plans                      for grant                            price

     Initial grant December 14, 1994            491,413        316,697        174,716               $10.72         $10.72
-------------------------------------------------------------------------------------------------------------------------
     Balance at September 30, 1995              491,413        316,697        174,716               $10.72         $10.72
          Options granted                       289,062        196,439                              $10.72         $10.72
-------------------------------------------------------------------------------------------------------------------------
     Balance at September 30, 1996              780,475        513,136        267,339               $10.72         $10.72
          Options granted                             -        175,500                      $17.875-$21.375        $18.77
-------------------------------------------------------------------------------------------------------------------------
     Balance at September 30, 1997              780,475        688,636         91,839       $10.720-$21.375        $12.77


     At September 30, 1997, 207,458 options were exercisable at a weighted average exercise price of $10.72 per share.

     The purchase price of the shares of Common Stock subject to options under the Management Plans must be no less than the fair market value of the Common stock at the date of grant; provided, however, that the purchase price of shares of Common Stock subject to ISOs granted to any optionee who owns shares possessing more than 10% of the combined voting power of the Company ("Ten Percent Shareholder') must not be less that 110% of the fair market value of the Common Stock at the date of the grant. The maximum term of an option may not exceed ten years from the date of the grant, except with respect to ISOs granted to Ten Percent Shareholders which must expire within five years of the date of grant.

     The Company has elected to continue measuring stock-based compensation using the intrinsic value approach under APB Opinion No. 25 and has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the options described above. Had compensation costs for the options been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the Company's net income and income per share would have been changed to the following pro forma amounts:

                                            1997          1996
                                            ----          ----
      Pro forma net income                 $6,009        $8,012
      Pro forma income per share             0.69          1.35

     The fair values for both years were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                            1997                 1996
                                            ----                 ----
       Dividend yield                       None                 None
       Volatility                           33%                  33%
       Risk-free interest rate          6.4% to 6.8%         5.8% to 6.7%
       Expected life                      4 years              4 years


13. RELATED PARTY TRANSACTIONS

     Synthetic Industries, L.P. (the "Partnership") owns 5,781,250 shares of Common Stock, or approximately 67% of the issued and outstanding shares of Common Stock. Four of the Company's executive officers, including its chief executive officer, and a former executive officer are sole stockholders of corporations which indirectly control the sole general partner of the Partnership.

     The Company and the Partnership entered into a Registration Rights Agreement pursuant to which the Company has agreed that upon request of the Partnership the Company will register under the Securities Act and applicable state securities laws the sale of the Common Stock owned by the Partnership and as to which registration has been requested. The Company's obligation is subject to certain limitations relating to a minimum amount required for registration, the timing of a registration and other similar matters. The Company is obligated to pay any registration expenses incidental to such registration, excluding underwriters' commissions and discounts. In connection with the November 1, 1996 underwritten public offering the Company incurred approximately $650 of such incidental expenses.

     On September 19, 1997, the Company and the Partnership entered into an Agreement and Plan of Withdrawal and Dissolution of the Partnership ("the Plan"). Pursuant to the Plan, the Partnership is to be dissolved in two separate phases. The first phase is to be an underwritten public offering of the number of shares of Common Stock that limited partners have elected to sell, and the second phase is to be one to three liquidating distributions of the unsold portions of the Partnership's shares of Common Stock, beginning 180 days after the completion of the public offering. On November 7, 1997, the limited partners approved the adoption of the Plan. However, the implementation of the Plan has been enjoined by courts in Delaware and California in connection with two lawsuits filed by certain limited partners of the Partnership against the Partnership and its general partner (the "General Partner"), among others. See "Claims and Legal Proceedings". Among other equitable and legal remedies, the plaintiff is seeking the removal of the General Partner and the liquidation of the Partnership. The Company is not currently involved in these proceedings and does not presently possess any contractual rights with respect to their ultimate resolution. If, in connection with these lawsuits, the General Partner is removed or resigns, or the Partnership is liquidated under a court-appointed receiver, there can be no assurance that the resulting sale and/or distribution of the Partnership's share of Common Stock will be made in the same or similar manner as that contemplated by the Plan. The General Partner has denied the allegations of the plaintiff and is vigorously contesting the lawsuits; however, in the event of an adverse ruling, the Company cannot predict the volume or price at which the Common Stock trades might be affected. In connection with the Plan the Company incurred approximately $1,150 of expenses on the behalf of the Partnership. These amounts are reimbursable to the Company and included in other current assets (Note 6).

     A former executive officer of the Company and an affiliate of the Partnership, is being retained as a consultant to the Company. Pursuant to his consulting agreement with the Company, the former executive officer will receive, until January 31, 2000, or upon earlier termination of his consulting agreement, $125 per year and various insurance coverages, and will be authorized to exercise all stock options awarded to him, subject to applicable vesting provisions. Under this agreement, the former executive officer is required to provide the Company with 20 hours of consultation per month, has released the Company from any liability resulting from his employment and has also agreed not to compete against the Company.

     The Company leases office space under a five-year lease with one of the Company's executive officers. The term of the lease expires on September 30, 1998 and the rent is approximately $48 per year, which the Company believes is within prevailing market rates.

     Pursuant to a licensing agreement with the Company, an executive officer of the Company, receives royalties related to the manufacture and sale of a certain product for which the executive officer owns all of the U.S. and foreign patents. Under this agreement, the Company paid royalties of approximately $13 and $12 in fiscal 1997 and 1996, respectively, and will continue to receive such royalties until 2012 or the earlier termination of the licensing agreement.

     During fiscal 1997 and 1996 the Company paid fees of approximately $241 and $232, respectively, to a law firm in which Mr. Joseph Dana, a director of the Company was a member until May 21, 1997. Effective May 21, 1997, Mr. Dana became employed as Chief Operating Officer and General Counsel of the Company.


14.  COMMITMENTS AND CONTINGENCIES

     a.   Lease commitments

          On May 15, 1996, the Company entered into a five-year capital lease for equipment which provides for payments over a five-year period at an interest rate of 8.42%. The Company also leases certain factory and warehouse buildings and equipment under long-term operating leases expiring periodically through 2009.

     Future minimum lease payments under noncancelable lease obligations at September 30, 1997 are as follows:


                                                                              Capital         Operating
                  Year                                                         leases            leases

                  1998........................................................  $  986          $ 2,961
                  1999.......................................................      986            2,399
                  2000.......................................................      986            1,638
                  2001.......................................................    1,993              662
                  2002....................................................           -              307
                  Thereafter.................................................        -              635
                                                                                ------           ------

                  Total minimum lease payments................................  $4,951          $ 8,602
                                                                                                =======

                  Less amount representing interest............................    868
                                                                                   ---

                  Present value of net minimum lease payments..................  4,083

                  Less current maturities of capital
                      lease obligation........................................     614
                                                                               -------

                  Long-term capital lease obligation........................... $3,469

          Total rental expense for the above operating leases and other short-term leases for the fiscal years 1997, 1996 and 1995 was $4,112, $4,499 and $3,731, respectively.


     b.   Capital Expenditures

          In fiscal 1998, the Company plans a $41,000 expansion of its existing manufacturing facilities, primarily to expand capacity, subject to prevailing market conditions, of which $8,128 is committed at September 30, 1997.


15. LITIGATION

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

       In connection with the proposed dissolution of the Partnership, pursuant to an Agreement and Plan of Withdrawal and Dissolution (the "Plan"), one director and certain of the Company's officers who are affiliated with the General Partner have been named in two putative class action lawsuits filed by certain limited partners of the Partnership. In the first action, to which the Company is not a party, filed on February 11, 1997 in the Delaware Court of Chancery and thereafter amended, the plaintiffs have alleged, among other things, breach of the defendants' fiduciary duty to the limited partners, that the Plan is unlawfully coercive, that the General Partner has allegedly failed to satisfy certain conditions precedent to the right of limited partners to amend the partnership agreement and that certain amendments necessary to implement the Plan violate the terms of the partnership agreement. The plaintiffs seek, among other equitable and legal remedies, removal of the General Partner, dissolution of the Partnership, appointment of a liquidating trustee, to enjoin the implementation of the Plan and compensatory damages in an undetermined amount. On October 23, 1997, the Court preliminarily enjoined the implementation of the Plan, although the Plan was subsequently approved by limited partners on November 7, 1997. On November 7, 1997, the Delaware Supreme Court accepted the defendants' petition for an expedited appeal of this injunction, and oral argument on the appeal was heard on December 2, 1997. The defendants have denied the allegations of the plaintiff and are vigorously contesting the lawsuit.

       The second  lawsuit was filed in the U.S.  District Court of the Northern
     District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus which was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however, the plaintiff made no specific indepndent allegations with respect to the Company. The plaintiff seeks, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. The plaintiff's motion for a preliminary injunction has been briefed and an oral argument was heard on December 19, 1997. The defendants have denied the allegations of the plaintiff and are vigorously contesting the lawsuit.

     The Partnership is a principal stockholder of the Company and certain members of the Company's management control the General Partner. See "Certain Relationships and Related Transactions." Based on the Company's review of the allegations made in the above actions to date, the Company does not believe that the ultimate resolution of either action will have a material adverse effect on the Company's results of operations or financial condition.

16.  Subseqent Event

     On December 18, 1997, the Company and its lenders, with BankBoston as agent entered into a new five year credit facility (the "New Credit Facility"). The New Credit Facility consists of up to a $40 million asset based securitization program, with amounts borrowed through a newly formed subsidiary, Synthetic Industries Funding Corporation, (the "Securitization"), and a $60 million senior secured revolver facility (the "New Revolver"). Securitization and New Revolver borrowings are collateralized by the Company's accounts receivables and substantially all of the assets of the Company, excluding real property, respectively.

     Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The New Revolver permits borrowings which bear interest, at the Company's option, (i)for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Eurodollar borrowings are determined by the operational performance of the Company. At September 30, 1997, the interest rates under the Securitization and the Eurodollar borrowings would have been 6.23% and 7.09%, respectively.

     The New Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its common stock is restricted by both the New Credit Facility and the Notes. At September 30, 1997,the availability under the New Credit Facility would have been approximately $45,000.

                                                    SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHETIC INDUSTRIES, INC.

By:  /s/ Leonard Chill

Leonard Chill
       President


Dated:  December 8, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Leonard Chill
Leonard Chill                   President, Chief Executive Officer and Director
Dated:   December 8, 1997


/s/ Joseph F. Dana
Joseph F. Dana             Chief Operating Officer, General Counsel and Director
Dated:   December 8, 1997

/s/Joseph Sinicropi
Joseph Sinicropi                        Secretary and Chief Financial Officer
Dated:   December 8, 1997           (Principal Financial and Accounting Officer)





/s/ Lee J. Siedler
Lee J. Seidler                                       Director
Dated:   December 8, 1997


/s/William J. Shortt
William J. Shortt                                    Director
Dated:    December 8, 1997


/s/Robert L. Voigt
Robert L. Voigt                                      Director
Dated:     December 8, 1997