Form 10-Q
period 1997-12-31
SYNTHETIC INDUSTRIES INC
filed 1998-02-06
CIK 809803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended    December 31, 1997

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.


      For the transition period  from      to      .


Commission File Number           33-11479


                           SYNTHETIC INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                               58-1049400
-------------------------------- ---------------------------- ------------------
       (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                        Identification No.)

         309 LaFayette Road, Chickamauga, Georgia                30707
--------------------------------------------------------------------------------
             (Address of principal executive offices           (Zip Code)


Registrant's telephone number, including area code           (706) 375-3121
                                                     ---------------------------



-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes   X     No____

         The number of shares of the Registrant's Common Stock outstanding as of February 6, 1998 was 8,668,750.

Part I-FINANCIAL INFORMATION
Item 1. Financial Information                SYNTHETIC INDUSTRIES, INC.
         .........                                      AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In thousands of dollars, except share and per share amounts)

                                                                                   December 31,       September 30,
                  ASSETS                                                               1997               1997
                                                                                       ----              -----
                                                                                   (Unaudited)
CURRENT ASSETS:
  Cash............................................................................$     251             $  338
  Accounts receivable, net of allowance for
      doubtful accounts of $2,891 and $2,707.......................................  42,858             60,031
  Inventory (Note 3)...............................................................  58,267             54,139
  Other current assets.............................................................  18,456             17,200
                                                                                    -------            -------

      TOTAL CURRENT ASSETS......................................................... 119,832            131,708

PROPERTY, PLANT AND EQUIPMENT, net (Note 4)........................................ 192,259            182,102

OTHER ASSETS.......................................................................  82,404             82,781
                                                                                   --------            -------

                                                                                  $ 394,495            $396,591

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................................................ $ 22,036           $ 27,030
  Accrued expenses and other current liabilities...................................   7,788             11,613
  Income taxes payable ............................................................     372                 52
  Interest payable.................................................................   5,959              2,467
  Current maturities of long-term debt (Note 5)....................................      717               718
                                                                                   ---------         ---------
      TOTAL CURRENT LIABILITIES....................................................  36,872             41,880

LONG-TERM DEBT (Note 5)............................................................ 221,358            220,464

DEFERRED INCOME TAXES .............................................................  28,930             28,430



STOCKHOLDERS' EQUITY:
  Common stock (par value $1.00 per share, authorized 25,000,000,
      issued and outstanding  8,668,750 and 8,656,250, respectively)...............   8,669              8,656
  Additional paid-in capital ......................................................  94,397             94,325
  Cumulative translation adjustments...............................................     195                107
  Retained earnings................................................................   4,074              2,729
                                                                                   --------            -------

      TOTAL STOCKHOLDERS' EQUITY................................................... 107,335            105,817
                                                                                    -------          ---------

                                                                                  $394,495            $396,591

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands of dollars, except share and per share amounts)
                                   (Unaudited)



                                                               For Three Months Ended December 31,

                                                                   1997                      1996
                                                                  -----                     -----

Net sales..................................................       $76,581                  $70,857
                                                                  -------                  -------
Costs and expenses:
  Cost of sales............................................        53,197                   50,043
  Selling expenses.........................................         8,327                    6,938
  General and administrative expenses......................         7,188                    5,881
  Amortization of excess of purchase price over net
     assets acquired and other intangibles.................           648                      648
                                                               ----------               ----------

                                                                   69,360                   63,510
                                                                ---------                 --------

      Operating income.....................................         7,221                    7,347
                                                                 --------                ---------

Other expenses:
  Interest expense, net ...................................         4,790                    5,410
  Amortization of deferred financing costs.................           151                      176
                                                               ----------               ----------

                                                                    4,941                    5,586
                                                                ---------                ---------

Income before income tax provision.........................         2,280                    1,761
Income tax provision (Note 6)..............................           935                      857
                                                                ---------                ---------


NET INCOME.................................................     $   1,345              $       904
                                                                =========              ===========


Income per share
     Basic.................................................     $    0.16              $      0.12
     Diluted...............................................     $    0.15              $      0.12


Weighted average shares outstanding
     Basic.................................................     8,660,417                7,697,917
     Diluted...............................................     9,117,809                7,870,690






                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                  Three Months Ended December 31,
                                                                               1997                             1996
                                                                               ----                             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................  $   1,345                         $     904
  Adjustments to reconcile net income
   to net cash provided by operations:
    Depreciation and amortization.......................................      5,021                             4,480
    Provision for bad debts.............................................        212                                49
    Deferred income taxes ..............................................        500                                27
   Change in assets and liabilities:
    Accounts receivable.................................................     17,040                            10,794
    Inventory...........................................................     (4,128)                           (9,942)
    Other current assets................................................     (1,256)                              461
    Accounts payable....................................................     (4,994)                            8,504
    Accrued expenses and other current liabilities......................     (3,825)                             (965)
    Income taxes payable................................................        320                                59
    Interest payable....................................................      3,492                            (4,549)
                                                                             ------                            -------
     Net cash provided by operating activities..........................     13,727                             9,822

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment............................    (14,379)                           (8,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under term loan............................................    (25,000)                                -
  Borrowings (repayments) under long term debt..........................     33,485                            (3,993)
  Redemption of 123/4% Senior subordinated debentures....................     (7,403)                                -
  Repayments of capital lease obligation and
    other long term debt................................................       (189)                             (160)
  Deferred financing costs..............................................       (422)                                -
  Proceeds from underwritten public offering............................                                       33,860
  Proceeds from exercise of stock options...............................         85                                 -
                                                                          ---------                       -----------
       Net cash provided by financing activities........................        556                            29,707

      Effect of exchange rate changes on cash...........................          9                                 -
                                                                          ---------                        ----------

NET (DECREASE) INCREASE IN CASH.........................................        (87)                           30,705

CASH AT BEGINNING OF PERIOD.............................................        338                               101
                                                                           --------                           -------

CASH AT END OF PERIOD...................................................  $     251                       $    30,806
                                                                          =========                       ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION Cash paid during the year for:
  Interest..............................................................   $  1,298                           $ 9,959
  Income taxes..........................................................        115                               771

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands of dollars, except share information)

                (Information as of December 31, 1997 and for the
             periods ending December 31, 1997 and 1996 is unaudited)


1.   ORGANIZATION

     Synthetic Industries, Inc., a Delaware corporation (the "Company"), was a wholly owned subsidiary of Synthetic Industries L.P. (the "Partnership") until November 1, 1996. On that day, the Company completed the underwritten public offering (the "Offering") of 2,875,000 shares of its common stock ("Common Stock"). Immediately following the Offering, the Partnership owned 5,781,250 shares of Common Stock, or approximately 67% of the issued and outstanding shares of Common Stock.

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



2.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of December 31, 1997 and for the periods ended December 31, 1997 and 1996 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at December 31, 1997 and 1996, and the results of operations for the three months then ended have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Operating results for the three months ended December 31, 1997 may not necessarily be indicative of the results that may be expected for the full year.


3.   INVENTORY

                                                           December 31,       September 30,
                                                               1997               1997

                  Finished goods........................   $  38,709            $ 33,572
                  Work in process.......................       6,820               7,427
                  Raw materials.........................      12,738              13,140
                                                             -------           ---------

                                                            $ 58,267            $ 54,139
                                                            ========            ========



4.   PROPERTY, PLANT AND EQUIPMENT

                                                             December 31,     September 30,
                                                                1997               1997

                  Land....................................  $  4,585            $  4,585
                  Buildings and improvements..............    35,398              35,398
                  Machinery and equipment and
                    leasehold improvements................   246,656             232,277
                                                             -------            --------

                                                             286,639             272,260

                  Accumulated depreciation................    94,380              90,158
                                                            --------           ---------

                                                            $192,259           $ 182,102



5.   LONG-TERM DEBT

                                                          December 31,         September 30,
                                                              1997                  1997

         Asset Securitization.............................   $20,000         $         -
         Secured revolving credit facility:
          Secured revolving credit portion................    26,905              13,420
          Term loan portion...............................         -              25,000
         9 1/4% senior subordinated
          notes, due 2007.................................   170,000             170,000
         123/4% senior subordinated
          debentures, due 2002............................         -               7,403
         Capital lease obligation.........................     3,922               4,083
         Other............................................     1,248               1,276
                                                              ------             -------

                                                             222,075             221,182
         Less current portion.............................       717                 718
                                                          ----------         -----------

         Total long term portion........................   $221,358            $ 220,464

     On December 1, 1997 the Company redeemed the remaining $7,403 aggregate principal amount of its outstanding 12 3/4% Senior Subordinated Debentures due 2002 at a redemption price of 106.375% of the principal amount thereof, together with accrued interest as of the redemption date.

     On December 18, 1997, the Company and its lenders, with BankBoston as agent, entered into a new five year credit facility (the "Credit Facility"). Proceeds from this agreement were used to repay the Fourth Amended and Restated Revolving Credit Agreement dated October 20, 1995 . The Credit Facility consists of up to a $40 million asset based securitization program, with amounts borrowed through a newly formed subsidiary, Synthetic Funding Corporation (the "Securitization"), and a $60 million senior secured revolver facility (the "Revolver"). In conjunction with the Securitization, the Company entered into a five year agreement with its subsidiary providing for the sale of substantially all of its receivables on a revolving basis. Securitization and Revolver borrowings are collateralized by the Company's accounts receivable and substantially all of the assets of the Company, excluding real property, respectively. In connection with the Credit Facility, costs of $422 were capitalized.

     Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Eurodollar borrowings are determined by the operational performance of the Company. At December 31, 1997, the balances under the Securitization and Revolver were $20,000 and $26,905 at interest rates ranging from 6.33% to 8.5%, respectively.

     The Revolver provides for borrowings under letters of credit of up to $10,000, which borrowings reduce amounts available under the Revolver. At December 31, 1997, no letters of credit were outstanding under the Credit Facility.

     The Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its common stock is restricted by both the Credit Facility and the 9 1/4% Senior Subordinated Notes due 2007. At December 31, 1997, availability under the Credit Facility was approximately $33,095.


6.   INCOME TAXES

     The provision for income taxes in the consolidated statements of operations reflects an effective tax rate of 41% for the three months ended December 31, 1997.

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

     In connection with the proposed dissolution of the Partnership, pursuant to an Agreement and Plan of Withdrawal and Dissolution (the "Plan"), one director and certain of the Company's officers who are affiliated with the General Partner have been named in two putative class action lawsuits filed by certain limited partners of the Partnership. In the first action, to which the Company is not a party, filed on February 11, 1997 in the Delaware Court of Chancery and thereafter amended, the plaintiffs have alleged, among other things, breach of the defendants' fiduciary duty to the limited partners, that the Plan is unlawfully coercive, that the General Partner has allegedly failed to satisfy certain conditions precedent to the right of limited partners to amend the partnership agreement and that certain amendments necessary to implement the Plan violate the terms of the partnership agreement. The plaintiffs seek, among other equitable and legal remedies, removal of the General Partner, dissolution of the Partnership, appointment of a liquidating trustee, to enjoin the implementation of the Plan and compensatory damages in an undetermined amount. On October 23, 1997, the Court preliminarily enjoined the implementation of the Plan, although the Plan was subsequently approved by limited partners on November 7, 1997. On November 7, 1997, the Delaware Supreme Court accepted the defendants' petition for an expedited appeal of this injunction, and briefing and oral argument on the appeal was completed as of January 6, 1998. The defendants have denied any allegation of wrongdoing and are vigorously contesting the lawsuit.

     The second lawsuit was filed in the U.S. District Court of the Northern District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus which was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however the plaintiff made no specific independent allegations with respect to the Company. The plaintiff seeks, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. The plaintiff's motion for a preliminary injunction has been briefed and an oral argument was heard on December 19, 1997. The defendants have denied any allegation of wrongdoing and are vigorously contesting the lawsuit.

     On December 29, 1997, a purported derivative action was filed in the Delaware Chancery Court by a limited partner of the Partnership against certain of the Company's officers and directors with regard to certain stock options plans adopted by the Company in 1994. Both the Partnership and the Company have been named as nominal defendants. The plaintiff alleges that the defendants breached their fiduciary duties by adoption of the stock option plans. The plaintiff seeks, among other things, a declaration that the stock options granted under the plans are invalid, the establishment of a constructive trust over the stock options, unspecified compensatory damages and reasonable attorneys' fees and expenses. The defendants deny any allegation of wrongdoing and intend to vigorously contest the lawsuit.

     Based on the Company's review of the allegations made in the above actions to date, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's results of operations or financial condition.

     The Partnership is a principal stockholder of the Company and certain members of the Company's management control the General Partner.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the information contained in the Consolidated Financial Statements, including the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Forward Looking Statements." Dollars are in thousands, except per share data.


Liquidity and Capital Resources

To finance its capital expenditures program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Cash provided by operating activities was $13,727 and $9,822 for the three months ended December 31, 1997 and 1996, respectively. Cash provided by operating activities for the quarter ended December 31, 1997 resulted primarily from net income of $1,345 after deducting non-cash charges of $5,733, a $17,040 decrease in accounts receivable due to collections partially offset by a $4,994 decrease in accounts payable and increased inventory quantities totaling $4,128. Cash provided by operating activities for the three months ended December 31, 1996 resulted primarily from net income of $904 after deducting non-cash charges of $4,556, a $10,794 decrease in accounts receivable due to collections, a $8,504 increase in accounts payable balances due to higher inventory quantities, partially offset by increased inventory quantities of $9,942 and interest payments of $4,549 on the 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures").

On December 1, 1997 the Company redeemed the remaining $7,403 aggregate principal amount of the outstanding Debentures at a redemption price of 106.375% of the principal amount thereof, together with accrued interest as of the redemption date.

On December 18, 1997, the Company and its lenders, with BankBoston as agent, entered into a new five year credit facility (the "Credit Facility"). Proceeds from this agreement were used to repay the Fourth Amended and Restated Revolving Credit Agreement dated October 20, 1995. The Credit Facility consists of up to a $40 million asset based securitization program, with amounts borrowed through a newly formed wholly owned subsidiary, Synthetic Funding Corporation (the "Securitization"), and a $60 million senior secured revolver facility (the "Revolver"). Securitization and Revolver borrowings are collateralized by the Company's accounts receivable and substantially all of the assets of the Company, excluding real property and accounts receivable, respectively.

Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Eurodollar borrowings are determined by the operational performance of the Company. At December 31, 1997, the balances under the Securitization and Revolver were $20,000 and $26,905, respectively, at interest rates ranging from 6.33% to 8.5%.

The Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its common stock is restricted by both the Credit Facility and the 9 1/4% Senior Subordinated Notes due 2007. At December 31, 1997, the availability under the Revolver portion of the Credit Facility was approximately $33,095 with no letters of credit outstanding.

Capital expenditures planned in fiscal 1998 of approximately $41,000, of which $14,379 has been spent to date, are primarily to expand capacity of the Company's manufacturing facilities, subject to prevailing market conditions.

Based on current levels of operations and anticipated growth, the Company's management expects cash from operations to provide sufficient cash flow to satisfy the debt service requirements of the Company's long-term debt obligations, including the Credit Facility and lease agreement, permit anticipated capital expenditures and fund the Company's working capital requirements for the next twelve months.



Results of Operations for the First Quarter

Fiscal 1998 compared to Fiscal 1997

The following table sets forth the percentage relationships to net sales of certain income statement items for the quarters ended December 31, 1997 and 1996.

                                                                       December 31,
                                                                 1997              1996

                   Net sales...........................        100.0%             100.0%
                   Cost of sales.......................         69.5               70.6
                                                                ----               ----
                      Gross profit.....................         30.5               29.4
                   Selling expenses....................         10.9                9.8
                   General and administrative
                           expenses....................          9.4                8.3
                   Amortization of intangibles.........          0.8                0.9
                                                                 ---                ---
                   Operating income....................          9.4               10.4
                   Interest expense....................          6.3                7.6
                   Amortization of deferred
                            financing costs............          0.2                0.3
                                                                 ---                ---
                     Income before
                                   provision for taxes.          2.9                2.5
                   Provision for income taxes..........          1.2                1.2
                                                                 ---                ---
                     Net income .......................          1.7%               1.3%
                                                                 ====               ====



Net sales for the first quarter of fiscal 1998 were $76,581 compared to $70,857 for the same period of fiscal 1997, an increase of $5,724, or 8.1%. Carpet backing sales for the first quarter of fiscal 1998 were $38,913 compared to $36,922 for the same period of fiscal 1997, an increase of $1,991, or 5.4%. This increase was the result of higher unit volume in both primary and secondary carpet backing offset by lower average selling prices. Construction and civil engineering product sales for the first quarter of fiscal 1998 were $22,664 compared to $20,852 for the same period of fiscal 1997, an increase of $1,812, or 8.7%. Technical textiles sales for the first quarter of fiscal 1998 were $15,004 compared to $13,083 for fiscal 1997, an increase of $1,921, or 14.7%.

Gross profit for the first quarter of fiscal 1998 was $23,384 compared to $20,814 for the same period of fiscal 1997, an increase of $2,570, or 12.3%. As a percentage of sales, gross profit increased to 30.5% from 29.4%. This increase was primarily due to increased sales volume, the growth of higher margin business and lower average polypropylene costs offset by lower average selling prices.

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

Selling expenses for the first quarter of fiscal 1998 were $8,327 compared to $6,938 for the same period of fiscal 1997, an increase of $1,389, or 20.0%. This increase was primarily due to increased expenditures associated with higher sales volume and increases in sales and support staff as well as increased marketing expenses. As a percentage of sales, selling expenses increased from 9.8% to 10.9%.

General and administrative expenses for the first quarter of fiscal 1998 were $7,188 compared to $5,881 for the same period of fiscal 1997, an increase of $1,307, or 22.2%. As a percentage of sales, general and administrative expenses increased from 8.3% to 9.4%. The increase in general and administrative expenses was primarily due to increased research and market development activities of $540 and $300 in other expenditures including marketing and computer system upgrades.

Operating income for the first quarter of fiscal 1998 was $7,221 as compared to $7,347 for the same period of fiscal 1997, a decrease of $126, or 1.7%. As a percentage of sales, operating income decreased to 9.4% in fiscal 1998 from 10.4% in fiscal 1997. This was primarily due to the increased investment in research and market development and other expenditures to support future growth.

Total interest expense for the first quarter of fiscal 1998 was $4,790 compared to $5,410 for the same period of fiscal 1997, a decrease of $620, or 11.5%, due to lower average interest rates. The effective income tax rate for the first quarter of fiscal 1998 was 41%.

Net income for the first quarter of fiscal 1998 was $1,345 compared to net income of $904 for the same period of fiscal 1997, an increase of $441, or 48.8%. Earnings before interest, taxes, depreciation and amortization
("EBITDA")1 for the first quarter of fiscal 1998 were $12,091 compared to $11,651 for the same period of fiscal 1997, an increase of $440, or 3.8%. The increase in net income, as well as EBITDA, was primarily due to factors discussed earlier.

Basic earnings per share for the first quarter of fiscal 1998 were $0.16 compared to $0.12 for the same period of fiscal 1997 based on weighted average shares outstanding of 8,660,417 and 7,697,917 for fiscal 1998 and fiscal 1997, respectively. Diluted earnings per share for the first quarter of fiscal 1998 were $0.15 compared to $0.12 for the same period of fiscal 1997 based on weighted average shares outstanding of 9,117,809 and 7,870,690 for fiscal 1998 and fiscal 1997, respectively.


Recent Accounting Pronouncement

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


Forward Looking Statements

The discussion of the Company's business and operations in this report includes several instances of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which are based upon management's good faith assumptions relating to the financial, market, operating, and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risk and uncertainty, including those described in this report, and such statements shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities and Exchange Commission.

Part II - OTHER INFORMATION


Item 1. Legal Proceedings

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

     In connection with the proposed dissolution of the Partnership, pursuant to an Agreement and Plan of Withdrawal and Dissolution (the "Plan"), one director and certain of the Company's officers who are affiliated with the General Partner have been named in two putative class action lawsuits filed by certain limited partners of the Partnership. In the first action, to which the Company is not a party, filed on February 11, 1997 in the Delaware Court of Chancery and thereafter amended, the plaintiffs have alleged, among other things, breach of the defendants' fiduciary duty to the limited partners, that the Plan is unlawfully coercive, that the General Partner has allegedly failed to satisfy certain conditions precedent to the right of limited partners to amend the partnership agreement and that certain amendments necessary to implement the Plan violate the terms of the partnership agreement. The plaintiffs seek, among other equitable and legal remedies, removal of the General Partner, dissolution of the Partnership, appointment of a liquidating trustee, to enjoin the implementation of the Plan and compensatory damages in an undetermined amount. On October 23, 1997, the Court preliminarily enjoined the implementation of the Plan, although the Plan was subsequently approved by limited partners on November 7, 1997. On November 7, 1997, the Delaware Supreme Court accepted the defendants' petition for an expedited appeal of this injunction, and briefing and oral argument on the appeal was completed as of January 6, 1998. The defendants have denied any allegation of wrongdoing and are vigorously contesting the lawsuit.

     The second lawsuit was filed in the U.S. District Court of the Northern District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus which was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however the plaintiff made no specific independent allegations with respect to the Company. The plaintiff seeks, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. The plaintiff's motion for a preliminary injunction has been briefed and an oral argument was heard on December 19, 1997. The defendants have denied any allegation of wrongdoing and are vigorously contesting the lawsuit.

     On December 29, 1997, a purported derivative action was filed in the Delaware Chancery Court by a limited partner of the Partnership against certain of the Company's officers and directors with regard to certain stock options plans adopted by the Company in 1994. Both the Partnership and the Company have been named as nominal defendants. The plaintiff alleges that the defendants breached their fidiuciary duties by adoption of the stock option plans. The plaintiff seeks, among other things, a declaration that the stock options granted under the plans are invalid, the establishment of a constructive trust over the stock options, unspecified compensatory damages and reasonable attorneys' fees and expenses. The defendants deny any allegation of wrongdoing and intend to vigorously contest the lawsuit.

     Based on the Company's review of the allegations made in the above actions to date, the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's results of operations or financial condition.

     The Partnership is a principal stockholder of the Company and certain members of the Company's management control the General Partner.


Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits


     1 10.1 Loan and Security Agreement dated as of December 18, 1997 between Synthetic Industries, Inc., the financial institutions party thereto from time to time, as lenders, and BankBoston, N.A., as Agent

     1 10.2 Receivables Purchase and Sale Agreement, dated as of December 18, 1997, among Synthetic Industries, Inc. and Synthetic Funding Corporation

     1 10.3 Receivables Purchase Agreement, dated as of December 18, 1997, among Synthetic Funding Corporation, EagleFunding Capital Corporation, BancBoston Securities Inc. and Synthetic Industries, Inc.

     1 10.4  Intercreditor  Agreement,  dated as of  December  18,  1997,  among
BankBoston,   N.A.,   Synthetic  Funding   Corporation,   EagleFunding   Capital
Corporation, BancBoston Securities Inc. and Synthetic Industries, Inc.

1           27.  Financial Data Schedule


-------------

1           Filed herewith.



     (b)  Reports of Form 8-K

          A current report on Form 8-K was filed on October 27, 1997 in connection with the Company's filing of a press release dated October 24, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC INDUSTRIES, INC.


By:  /s/ Leonard Chill
        Leonard Chill
        President and Chief Executive Officer



Dated:  February 6,1998





By:  /s/  Joseph Sinicropi
        Joseph Sinicropi
        Chief Financial Officer and Secretary




Dated:   February 6, 1998

--------
1 The Company believes that EBITDA is helpful in understanding cash flow from operations that is available for debt service, taxes and capital expenditures. EBITDA is not a concept in accordance with generally accepted accounting principles and is not a substitute for operating income, net income or cash flows from operating activities.