Form 10-K
period 1998-09-30
SYNTHETIC INDUSTRIES INC
filed 1998-12-24
CIK 809803

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSACTION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

    [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 33-11479
                            ------------------------

                           SYNTHETIC INDUSTRIES, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             58-1049400
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

  309 LAFAYETTE ROAD, CHICKAMAUGA, GEORGIA                30707
  (Address of principal executive offices)             (Zip Code)

                                 (706) 375-3121
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON WHICH
                TITLE OF CLASS                                     REGISTERED
    --------------------------------------           --------------------------------------
                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $1.00 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At December 22, 1998, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $48,851,000.

    The number of shares of the Registrant's Common Stock outstanding as of December 22, 1998 was 8,672,382 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in March 1998 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    The Company's products are sold along three principal product lines: carpet backing, construction and civil engineering products, and technical textiles. The Company has a worldwide presence in carpet backing, a fabric used in all modern tufted carpets, and is one of the two leading manufacturers in the U.S. that produce a broad range of primary and secondary carpet backing. The Company's construction and civil engineering products include fiber additives for concrete reinforcement and geosynthetic products used in environmental and infrastructure applications, with such end uses as landfill waste containment and soil stabilization. The Company's technical textile products are comprised of specialty fabrics, industrial yarns and fibers used in furniture and bedding construction and filtration applications. The Company's products are principally sold through direct sales to customers by the Company's sales force and through a broad network of distributors located across North and South America, Europe and the Pacific Rim.

HISTORY

    The Company was founded in 1969 to produce polypropylene-based primary carpet backing. Following the acquisition of the Company in 1976 by a group of private investors, the Company diversified into the manufacture and sale of polypropylene-based industrial fabrics and specialty yarns. Between 1981 and 1983, the Company entered the construction and civil engineering products market, initially by manufacturing woven geotextiles and later through its introduction of Fibermesh-Registered Trademark- fibers for concrete reinforcement. In 1985, the Company added secondary carpet backing to its product offerings. In fiscal 1991, the Company purchased a technical synthetic fabrics operation located in Gainesville, Georgia, from Chicopee, a subsidiary of Johnson & Johnson. In addition to broadening the Company's line of geotextile products, the acquisition gave the Company access to new markets for high performance technical textiles. As a result of improved fiber technology and increased fiber manufacturing capabilities, the Company opened its sixth facility, the nonwoven geotextile plant in Ringgold, Georgia, in 1992, enabling the Company to offer a full line of geotextile products. In 1997, the Company acquired certain assets of the Spartan Technologies division of Spartan Mills (the "Spartan Acquisition"), to enhance the product offering of its furniture and bedding construction line and expand the use of polyester materials in its nonwoven products. On March 18, 1998, as amended November 20, 1998, the Company acquired all of the outstanding shares of Novocon International, Inc., a manufacturer and marketer of steel concrete reinforcing fibers, for $7.3 million (the "Novocon Acquisition").

    Synthetic Industries L.P. (the "Partnership") acquired the Company in December 1986. Immediately prior to the November 1, 1996 completion of the Offering (as defined below), all of the issued and outstanding capital stock of the Company (5,781,250 shares), was owned by the Partnership. SI Management L.P. (the "General Partner") is the sole general partner of the Partnership. Synthetic Management G.P. is the sole general partner of SI Management L.P. By virtue of these relationships, Synthetic Management G.P. controls the management and affairs of the Partnership and, therefore, the Company. See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions".

    On November 1, 1996, the Company sold 2,875,000 shares of common stock in an underwritten public offering (the "Offering"). The net proceeds to the Company from the sale (after payment of underwriting discounts and commissions and expenses) were $33,681,000. Employees, officers and directors have been granted options to purchase an additional 10% of the Common Stock on a fully diluted basis.

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

                                                                    YEAR ENDED SEPTEMBER 30,
                                     --------------------------------------------------------------------------------------
                                             1998                  1997                  1996                  1995
                                     --------------------  --------------------  --------------------  --------------------
                                                                     (THOUSANDS OF DOLLARS)
Carpet Backing.....................  $ 168,998       45.8% $ 166,219       48.1% $ 146,491       48.9% $ 133,025       49.0%
Construction/ Civil Engineering....    128,318       34.8    114,611       33.2     97,043       32.4     82,933       30.6
Technical Textiles.................     71,680       19.4     64,742       18.7     55,998       18.7     55,469       20.4
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net Sales..........................  $ 368,996      100.0% $ 345,572      100.0% $ 299,532      100.0% $ 271,427      100.0%
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------


                                             1994
                                     --------------------

Carpet Backing.....................  $ 117,791       50.1%
Construction/ Civil Engineering....     68,706       29.3
Technical Textiles.................     48,480       20.6
                                     ---------  ---------
Net Sales..........................  $ 234,977      100.0%
                                     ---------  ---------
                                     ---------  ---------

    CARPET BACKING

    Carpet backing is the Company's oldest and largest product line consisting of primary and secondary fabrics in a variety of styles and widths that are manufactured from polypropylene raw materials. Primary carpet backing is a tightly woven material into which carpet yarn is tufted in the manufacture of broadloom floorcoverings. Secondary carpet backing, which forms the base of the carpet, is the coarser woven fabric that is laminated to the back of tufted broadloom to insure both carpet integrity and dimensional stability. In addition to its broad range of primary and secondary backing, the Company produces SoftBac-TM-, a revolutionary carpet backing system co-developed with Shaw Industries, Inc. ("Shaw"), the Company's largest customer. SoftBac is a soft, flexible carpet backing with a "fleecy" texture that makes it easier to handle and provides for more efficient installation. Along with the ease of handling, SoftBac requires fewer seams since it can bend and fold through problem areas such as tight corners, passageways and closets. The Company entered the modular carpet tile backing market in February 1997 through the Spartan Acquisition.

    CONSTRUCTION/CIVIL ENGINEERING

    The Company's construction and civil engineering product line offers two distinct product lines to the construction industry: geosynthetic products and concrete reinforcement fibers. Construction and civil engineering has achieved rapid growth since 1993 when the Company enhanced its channels of distribution for Fibermesh-Registered Trademark- and expanded into the production of nonwoven geotextiles. In 1998, the Company introduced high performance polypropylene fibers and completed the Novocon Acquisition, broadening the polypropylene product line to include steel fibers for reinforced concrete. Within this product line, geotextile products principally serve the environmental and infrastructure markets, with end uses such as landfill waste containment, erosion control and soil stabilization, separation and reinforcement. Fibermesh-Registered Trademark- and Novocon provide reinforcement of conventional and pre-cast concrete.

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

    The Company produces a variety of nonwoven and woven geotextiles for use in landfill, roadway and mining construction. The Company's
LANDLOK-Registered Trademark- erosion control products are used in storm water drainage channels, steep slopes and shoreline protection. These products hold the soil in place, while allowing and supporting vegetative growth. LANDLOK-Registered Trademark- products are an environmentally friendly and aesthetically pleasing alternative to rock or concrete erosion control methods.

    CONCRETE REINFORCEMENT. The Company pioneered the practical use of polypropylene fibers as a secondary reinforcement for concrete with the development and introduction of Fibermesh-Registered Trademark- to the concrete industry in 1983. With the Novocon Acquisition, the Company now offers both steel fibers for primary reinforcement and Fibermesh-Registered Trademark-polypropylene fibers for secondary reinforcement and plastic shrinkage crack minimization. The addition of Fibermesh-Registered Trademark- polypropylene fibers to concrete inhibits the formation of early cracking while providing greater impact, abrasion, and shattering resistance from external forces. The hardened fibrous concrete has lower permeability and a level of toughness (residual strength) not found in plain concrete. Primary applications for Fibermesh-Registered Trademark- are residential and commercial slabs, elevated decks, pre-cast products, shotcrete tunnels, canals and pools, and whitetopping restoration of deteriorated asphalt pavements and parking areas. Specific applications for Novocon's steel fibers include industrial slabs on grade, airport runways, blast resistant structures, and road and water tunnels.

    TECHNICAL TEXTILES

    Technical textiles produced by the Company are products and systems that offer high performance solutions for niche markets consisting primarily of specialty fabrics, industrial yarns and fibers. The specialty fabrics are manufactured in a variety of widths, weights, permeability ranges and dimensional configurations primarily from polypropylene and other synthetic fibers. Customers use these fabrics to manufacture products used in diverse applications such as furniture and bedding construction, filtration, and agriculture. Furniture and bedding construction products consist of woven and nonwoven decking and padding, mattress ticking, dust covers, spring insulators and flange materials.

    The Company also sells its industrial yarns and fibers directly to weavers, knitters, and non-woven manufacturers who produce niche market products such as automobile upholstery and air and water filtration media.

MARKETING AND SALES

    CARPET BACKING. The Company sells its carpet backing products to 91 customers in the carpet industry, most of whom are carpet manufacturers located in the United States. In fiscal 1998, the Company's ten largest carpet backing customers accounted for approximately 85% of its total net sales to the carpet industry. In fiscal 1998, sales to Shaw accounted for approximately 53% of net carpet backing sales and approximately 25% of the Company's total net sales. Shaw is estimated to have 28% of the United States carpet market.

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

    The Company's geosynthetic products are sold primarily in North America to regional and national distributors, installers of landfill liners and various governmental transportation departments, port authorities and waterway commissions. International sales, which comprise approximately 8% of geosynthetic sales, are sold through worldwide distribution networks. In fiscal 1998, the ten largest geosynthetic product customers accounted for approximately 61% of the Company's total net sales in this product line.

    Fibermesh-Registered Trademark- and Novocon concrete reinforcing fibers are sold through a direct sales force to ready-mix concrete companies and precast concrete product manufacturers located primarily in North America and the United Kingdom. The sales force operates out of eleven regional offices in the United States and in Chesterfield, England. In addition,
Fibermesh-Registered Trademark- is sold through a contract with Master Builders, Inc., a worldwide leader in concrete technology. Internationally, in addition to the United Kingdom sales force, construction industry product distributors market concrete reinforcing fibers in over 50 countries. In fiscal 1998, the ten largest concrete reinforcing fiber customers accounted for approximately 12% of the Company's total net sales of this product line.

    TECHNICAL TEXTILES. The Company sells its specialty fabrics to a diverse group of approximately 400 manufacturers located primarily in North and Central America and the Pacific Rim countries. The Company sells its industrial yarns and fibers to a diverse group of approximately 100 manufacturers located in North America and Europe. In fiscal 1998, the Company's ten largest technical textile customers accounted for approximately 25% of the Company's total net sales of technical textiles. The Company's technical textiles are marketed by salespersons through sales offices in Gainesville and Calhoun, Georgia, Hickory, North Carolina, Tupelo, Mississippi and Chesterfield, England.

COMPETITION

    The markets for the Company's products are highly competitive. In the manufacture and sale of carpet backing, which represented approximately 46% and 48% of the Company's total sales in fiscal 1998 and 1997, respectively, the Company competes primarily with Amoco Fabrics and Fibers Co. ("Amoco") and certain other companies. Amoco has the dominant position in the carpet backing market worldwide. In the United States, only the Company and Amoco produce a broad range of primary and secondary carpet backing in a variety of styles and widths. The Company competes in the carpet backing market primarily on the basis of quality, availability, service, price and product line variety, providing carpet manufacturers with a reliable alternative source of supply to Amoco.

    In the manufacture and sale of the Company's other products, the Company generally competes with a number of other companies, some of which are significantly larger and have substantially greater resources than the Company. The Company's primary competitors in the construction and civil engineering market are Amoco and T.C. Mirafi Corporation with respect to geotextiles, North American Green, Inc. with respect to environmental and erosion control products, and W.R. Grace & Co., which markets but does not manufacture concrete reinforcement fibers, with respect to concrete reinforcement. The Company competes in the concrete reinforcement fiber market primarily on the basis of product design and technical service. In some applications, Fibermesh-Registered Trademark- and Novocon steel fibers also compete with welded wire fabric on the basis of product performance and cost. The Company competes in the construction and civil engineering market on the basis of product line breadth and quality, price, and the custom design, engineering and other services it provides to customers. With respect to technical textiles, competitors vary depending upon the specific market niche. The Company competes in each segment of the technical textiles market primarily on the basis of service, quality, innovation and product line variety.

MANUFACTURING PROCESS

    Polypropylene, a chemically inert plastic derived from petroleum, is the basic raw material used in the manufacture of primarily all of the Company's products today. The Company believes it is a technological leader in the conversion of polypropylene into woven and nonwoven polypropylene products. The expertise of the Company's research and development and marketing staff has enabled the Company to develop innovative products, frequently in response to specific customer needs.

    Woven fabrics are produced by interlacing thousands of strands of extruded yarn at right angles to one another. The manner in which the yarn is interlaced determines the type of weave. Woven fabrics are characterized by strength and dimensional stability. The Company's woven fabric products include primary and secondary carpet backing, geotextiles, erosion control fabrics and specialty fabrics for the filtration, construction and agricultural markets.

    Nonwoven fabrics are produced by first stacking several layers of webbed short length fibers and then entangling the layers by punching barbed needles through the layers. The Company's nonwoven fabric products include geotextiles, erosion control fabrics, furniture and bedding construction fabrics and spill control fabrics.

    The Company believes that it has state-of-the-art manufacturing capability in both its woven and nonwoven product lines and is one of the most cost-efficient producers in the markets in which it participates. The Company's three primary manufacturing processes are extrusion, weaving and needlepunched nonwovens.

    EXTRUSION. Much of the Company's expertise has been developed in its extrusion processes. Engineering the polymeric raw materials during the extrusion process creates many of the product's specification properties. In addition to yarns and fibers for conventional end-uses, the Company has also developed value-added products through the use of additives including those that resist sunlight degradation. The Company owns and operates several of the world's largest polypropylene staple fiber lines. Most of the Company's extruded products are consumed internally and become value-added woven and nonwoven fabrics, but some are sold to weavers, knitters, nonwoven producers and convertors.

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

    NEEDLEPUNCHED NONWOVENS. The Company has a state-of-the-art needlepunched nonwoven fabric facility. This modern plant produces a new generation of engineered cost-effective fabrics for the geotextile, furniture and bedding construction and chemical spill cleanup markets.

    The Company maintains a complete rigorous quality control program centered on statistical process control and customer key measures. Each stage of the process from the raw material to the final product is monitored using standard procedures and test methods which satisfy the quality control and consistency standards of ISO 9002 established by the International Standards Organization. In 1997, the Company received ISO 14001 certification for complying with internationally recognized environmental standards-- one of the first companies in the United States to achieve such certification.

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

RESEARCH AND DEVELOPMENT

    The Company's research and market development is focused primarily on development and as such the Company engages in product design, development and performance validation to improve existing products and to create new products. The Company expended approximately $8.1 million (approximately 2.2% of sales) and $4.2 million (approximately 1.2% of sales) on Company-sponsored research and market development activities in fiscal 1998 and fiscal 1997, respectively.

INTERNATIONAL OPERATIONS

    The Company conducts its foreign sales operations through subsidiaries in Europe and a network of distributors worldwide. The aggregate sales (principally of construction and civil engineering products) by such foreign subsidiaries and marketing divisions were approximately $8.0 million, $6.6 million, and $5.5 million in fiscal year 1998, 1997 and 1996, respectively. International sales from United States operations were approximately $27.0 million, $30.1 and $26.0 in fiscal year 1998, 1997 and 1996, respectively. Total international sales were approximately 9.4%, 10.6% and 10.5% of net sales for fiscal 1998, 1997 and 1996, respectively.

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

ENVIRONMENTAL COMPLIANCE

    The Company is subject to a broad range of federal, state, and local laws and regulations relating to the pollution and protection of the environment. Among the many environmental requirements applicable to the Company are laws relating to air emissions, wastewater discharges, and the handling, disposal or release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, the Company believes that it is currently in substantial compliance with applicable environmental requirements.

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

    Most of the Company's manufacturing processes are mechanical and are therefore considered to be environmentally benign. Polypropylene resins are readily recyclable, and the Company recycles post-industrial waste for certain of its products. In addition, each of the Company's manufacturing sites has equipment and procedures for reclaiming a majority of internally generated scrap, thus reducing the amount of waste sent to local landfills. As a result, the Company does not currently anticipate any material adverse effect on its operations, financial condition, or competitive position as a result of its efforts to comply with environmental requirements. Some risk of environmental liability is inherent in the nature of the Company's business, and there can be no assurance that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.

ORDER BACKLOG

    The Company generally sells its products pursuant to customer orders that are either satisfied out of inventory or from the shipment of newly manufactured products promptly following receipt of an order. Accordingly, the dollar amount of backlog orders believed to be firm is not significant or indicative of the Company's future sales and earnings.

EMPLOYEES

    As of September 30, 1998, the Company employed 2,663 persons in the United States, of whom 593 were salaried employees and the remainder were hourly employees. None of the Company's employees are unionized. The Company has never experienced any strikes and believes its relations with employees to be satisfactory. The Company employs 13 individuals in the United Kingdom.

PATENTS AND TRADEMARKS

    The Company owns or is licensed under several United States and foreign patents. While these patents are helpful to the Company's business, it is believed that a loss of patent exclusivity would not be materially adverse to the Company's business.

    The Company has registered several of its trademarks, including FIBERGRIDS-Registered Trademark-, FIBERMESH-Registered Trademark-, LANDLOK-Registered Trademark-, and NOVOCON with the United States Patent and Trademark office and with several foreign trademark offices.

ITEM 2. PROPERTIES

    The following table sets forth certain information concerning the Company's manufacturing and distribution facilities. The Company has the option to renew its leases expiring in 1998 and 1999 for additional periods.

                                           SQUARE                                                 ACREAGE OF
LOCATION                                    FEET               PRINCIPAL FUNCTION                  PROPERTY
---------------------------------------  ----------  ---------------------------------------  ------------------
Owned Facilities
Chickamauga, Georgia...................   1,419,943  Manufactures carpet backing, certain     88.0
                                                     fabrics, geotextiles and fibers
Chattanooga, Tennessee.................     126,432  Manufactures specialty yarns and         10.5
                                                     construction products
Dalton, Georgia........................     216,000  Distribution center and multi-product    13.6
                                                     warehouse
Dalton, Georgia........................      44,945  Needlepunching of carpet backing         5.0
Ringgold, Georgia......................     312,450  Manufactures geotextiles and certain     68.5
                                                     nonwoven fabrics
Alto, Georgia..........................     117,300  Manufactures certain yarns               42.7
Leased Facilities                                                                             Leased Through
Chickamauga, Georgia...................     143,736  Manufactures carpet backing, certain     January 2009
                                                     fabrics, geotextiles and fibers
Gainesville, Georgia...................     200,000  Manufactures and warehouses certain      December 2000
                                                     fabrics
Westside, Georgia......................      86,440  Carpet backing warehouse                 April 1999
Dalton, Georgia 110 Florence...........      36,000  Geosynthetic products warehouse          July 1999
Dalton, Georgia 124 Keene..............     185,000  Woven, nonwoven and geotextile           January 1999
                                                     warehouse
Dalton, Georgia 1408 Coronet...........      31,500  Geosynthetic products warehouse          July 1999
Dalton, Georgia 120 Keene..............     168,300  Geosynthetic products, fiber warehouse   April 2003
Dalton, Georgia
  2908 North Dug Gap...................      85,000  Carpet backing warehouse                 September 1998
Cornelia, Georgia......................      76,000  Assembly of certain fabrics              February 1999
Dalton, Georgia
  Cleveland Highway....................     104,827  Specialty yarn warehouse                 February 1999
Dalton, Georgia
  2640 Lakeland Drive..................     160,000  Nonwoven fabrics warehouse               April 2003
Dalton, Georgia
  1505 Coronet.........................     105,000  Nonwoven fabrics warehouse               June 1999
Dalton, Georgia 3011 Parquet...........     105,250  Warehouse certain fabrics                September 1999
Hickory, North Carolina................      46,250  Converting operation                     July 2000
Wellford, South Carolina...............      42,837  Nonwoven fabrics warehouse               March 1999
Chattanooga, Tennessee.................      23,000  Corporate support offices                December 2000
Claremont, North Carolina..............      14,000  Nonwoven fabrics warehouse               September 1998
Tupelo, Mississippi....................      13,500  Nonwoven fabrics warehouse               September 1998
Spartanburg, South Carolina............     236,090  Manufactures certain nonwoven fabrics    March 2002

    Indebtedness under the Company's Revolving Credit and Securitization Agreement, dated as of December 18, 1997, as subsequently amended, is secured by a lien on, and a security interest in, substantially all of the Company's assets, including all real estate, plants, equipment, inventory, accounts receivable and cash. Under the terms of the Credit Facility, the lenders thereunder may exercise certain remedies, including foreclosure, in the event of a default.

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

    The second lawsuit was filed in the U.S. District Court of the Northern District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus that was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however the plaintiff made no specific independent allegations with respect to the Company. The plaintiff sought, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. After the withdrawal of the Plan, defendants, on June 19, 1998, filed a motion to dismiss the claims as moot. On July 17, 1998, plaintiff moved to amend his complaint purportedly to include an additional plaintiff and additional claims for relief, including permanent injunctive relief for any violations of the securities laws in the future. The amended complaint also adds the Partnership as a nominal defendant. On September 24, 1998, the Court denied the defendants' motion to dismiss and granted plaintiff's motion to amend the complaint. The defendants have denied any allegation of wrongdoing.

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

    By letter dated October 22, 1998, a demand for indemnification was received from a customer with respect to utilization of Fibermesh-Registered Trademark-in concrete slabs in the State of California. The demand for indemnification pertained to any and all damages relating to their use of the Fibermesh-Registered Trademark- product. No lawsuits have been filed against the Company and based upon the information provided to the Company, the scope of liability and potential damages, if any, cannot be ascertained at this time. The Company has engaged outside counsel to investigate this claim and intends to vigorously defend its product.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the Nasdaq National Market (the "NNM") under the symbol "SIND". The following table sets forth, for the periods indicated, the high and low prices per share of Common Stock as reported on the NNM.

                                                                                                  COMMON STOCK
                                                                                                   BID PRICE
                                                                                              --------------------
                                                                                                HIGH        LOW
                                                                                              ---------  ---------
Year Ended September 30, 1997
  First Quarter (From November 1, 1996).....................................................  $  15.750  $  12.000
  Second Quarter............................................................................     19.750     15.000
  Third Quarter.............................................................................     21.250     17.750
  Fourth Quarter............................................................................     28.000     21.125

Year Ended September 30, 1998
  First Quarter.............................................................................  $  30.000  $  24.500
  Second Quarter............................................................................     26.500     21.000
  Third Quarter.............................................................................     25.500     13.375
  Fourth Quarter............................................................................     20.125     13.875

Year Ended September 30, 1999
  First Quarter (through December 22, 1998).................................................     18.000     13.250

    At September 30, 1998, there were approximately 35 holders of record of Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below for, and as of the end of, each of the fiscal years in the five year period ended September 30, 1998 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of September 30, 1998 and 1997 and for the three-year period ended September 30, 1998 and the accountant's report thereon are included in Item 8 of this Form 10-K. Dollars are in thousands, except share and per share data.

                                                                   YEAR ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------------
                                                 1998          1997          1996          1995          1994
                                             ------------  ------------  ------------  ------------  ------------
Summary of Operations Data:
Net sales..................................  $    368,996  $    345,572  $    299,532  $    271,427  $    234,977
Gross profit...............................       122,319       112,385        91,211        76,721        82,672
Operating income...........................        49,317        51,430        38,474        28,687        40,770
Income from continuing operations before
  provision for income taxes and
  extraordinary item.......................        30,073        30,691        15,002         5,436        20,020
Income from continuing operations before
  extraordinary item.......................        18,218        18,150         8,102         1,936        11,420
Extraordinary item--loss from early
  extinguishment of debt...................       --            (11,950)      --            --            --
Net income.................................        18,218         6,200         8,102         1,936        11,420
Diluted income per share from continuing
  operations before extraordinary item.....  $       2.03  $       2.08  $       1.37  $       0.33  $       1.93
Weighted average shares outstanding........     8,995,314     8,719,458     5,930,502     5,930,502     5,930,502

                                                                              AS OF SEPTEMBER 30,
                                                             -----------------------------------------------------
                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------
Balance Sheet Data:
Working capital............................................  $  86,265  $  89,828  $  64,077  $  69,039  $  44,114
Total assets...............................................    440,514    396,591    324,058    312,300    287,933
Long-term debt.............................................    236,843    220,464    194,353    192,048    172,490
Stockholders' equity.......................................    122,645    105,817     65,844     57,756     55,817

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

OVERVIEW

    The Company's net sales in recent years have increased due to a variety of factors, including generally increasing sales volumes as a result of growing demand for the Company's products, the Company's ability to expand its markets through development of new products and acquisitions.

    The Company's gross profit has increased due primarily to increasing sales volumes, continued diversification of its product line in higher margin business and lower on average polypropylene costs, partially offset by lower average selling prices due to decreases in the price of polypropylene. Polypropylene is the basic raw material used in the manufacture of substantially all of the Company's products today, accounting for approximately 50% of the Company's cost of sales. The Company believes

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
that the selling prices of many of its products have adjusted over time to reflect changes in polypropylene prices.

    The following table sets forth the percentage relationships to net sales of certain statements of operations items:

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Net sales............................................................      100.0%     100.0%     100.0%
Cost of sales........................................................       66.9       67.5       69.5
                                                                       ---------  ---------  ---------
  Gross profit.......................................................       33.1       32.5       30.5
Selling expenses.....................................................       10.6        9.2        9.2
General and administrative expenses..................................        8.3        7.7        7.6
Amortization of intangibles..........................................        0.8        0.7        0.9
                                                                       ---------  ---------  ---------
  Operating income...................................................       13.4       14.9       12.8
Interest expense.....................................................        5.1        5.8        7.6
Amortization of deferred financing costs.............................        0.2        0.2        0.2
                                                                       ---------  ---------  ---------
Income before provision for income taxes and extraordinary item......        8.1        8.9        5.0
Provision for income taxes...........................................        3.2        3.6        2.3
                                                                       ---------  ---------  ---------
Income before extraordinary item.....................................        4.9%       5.3%       2.7%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

    Net sales for fiscal 1998 were $368,996 compared to $345,572 for fiscal 1997, an increase of $23,424, or 6.8%. Carpet backing sales for fiscal 1998 were $168,998 compared to $166,219 for fiscal 1997, an increase of $2,779, or 1.7%, reflecting higher unit volume, partially offset by lower average selling prices. Construction and civil engineering product sales for fiscal 1998 were $128,318 compared to $114,611 for fiscal 1997, an increase of $13,707, or 12.0%, reflecting increased unit volume in fiber reinforced concrete and geosynthetic product sales. The Novocon Acquisition contributed approximately $7,000 of this revenue. Technical textiles sales for fiscal 1998 were $71,680 compared to $64,742 for fiscal 1997, an increase of $6,938, or 10.7%.

    Gross profit for fiscal 1998 was $122,319, compared to $112,385 for fiscal 1997, an increase of $9,934, or 8.8%. As a percentage of sales, gross profit increased to 33.1% in fiscal 1998 from 32.5% in fiscal 1997. This increase was primarily due to lower on average polypropylene costs and higher sales volume, partially offset by lower average selling prices.

    The Company's improvement in gross profit performance also reflects its diversification strategy for its products as well as its primary raw material. The Company expects that sales of construction and civil engineering products will continue to be of increasing importance to the Company's overall sales. Reflecting the success of this strategy, sales of carpet backing, although growing, continue to decrease as a percentage of total sales and now represent 45.8% of fiscal 1998 total net sales. In addition, the Company continues to expand its polyester-based product offerings and, with the Novocon Acquisition, now includes steel fibers in its line of concrete reinforcing fibers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
    Selling expenses for fiscal 1998 were $39,358 compared to $31,801 for fiscal 1997, an increase of $7,557, or 23.8%. As a percentage of sales, selling expenses increased from 9.2% in fiscal 1997 to 10.6% in fiscal 1998. General and administrative expenses for fiscal 1998 were $30,857 compared to $26,562 for fiscal 1997, an increase of $4,295, or 16.2%. As a percentage of sales, general and administrative expenses increased from 7.7% in fiscal 1997 to 8.3% in fiscal 1998. The increase in selling, general and administrative expenses was primarily due to an increase in research and market development costs from approximately $4,200 in fiscal 1997 to approximately $8,100 in fiscal 1998, a $2,000 increase in engineering support staff to continue to educate the marketplace about the benefits of the Company's products, and a $1,500 increase in advisory and consulting fees to improve operating efficiencies.

    Operating income for fiscal 1998 was $49,317 as compared to $51,430 for fiscal 1997, a decrease of $2,113, or 4.1%. As a percentage of sales, operating income decreased to 13.4% in fiscal 1998 from 14.9% in fiscal 1997. This decrease was primarily due to higher selling, general and administrative costs which offset improved gross margins.

    Interest expense for fiscal 1998 was $18,515 compared to $20,085 for fiscal 1997, a decrease of $1,570, or 7.8%, due to lower average interest rates on an increased level of outstanding debt and the capitalization of interest related to machinery and equipment installation. The effective income tax rate was 39% in fiscal year 1998 and 41% in fiscal 1997 before the effect of the extraordinary item. The provision for income taxes includes the recognition of additional state income tax credits of approximately $600 during fiscal 1998.

    Income from continuing operations for fiscal 1998 was $18,218 compared to $18,150 for fiscal 1997, an increase of $68. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 1998 was $69,849 compared to $69,011 for fiscal 1997, an increase of $838, or 1.2%. The increase in income before extraordinary item, as well as EBITDA, was primarily due to the factors discussed above. Income per share on a diluted basis for fiscal 1998 was $2.03 compared to $2.08 before extraordinary item for fiscal 1997 on increased weighted average shares outstanding of 275,856 or 3.2%.

FISCAL 1997 COMPARED TO FISCAL 1996

    Net sales for fiscal 1997 were $345,572 compared to $299,532 for fiscal 1996, an increase of $46,040, or 15.4%. Carpet backing sales for fiscal 1997 were $166,219 compared to $146,491 for fiscal 1996, an increase of $19,728, or 13.5%. This increase was primarily due to higher unit volume in both primary and secondary carpet backing. Construction and civil engineering product sales for fiscal 1997 were $114,611 compared to $97,043 for fiscal 1996, an increase of $17,568, or 18.1%. This increase was primarily due to a 10.5% increase in Fibermesh-Registered Trademark- sales and a 22.3% increase in geosynthetic sales. Technical textiles sales for fiscal 1997 were $64,742 compared to $55,998 for fiscal 1996, an increase of $8,744, or 15.6%, of which the Spartan Acquisition added approximately $8,600.

    Gross profit for fiscal 1997 was $112,385, compared to $91,211 for fiscal 1996, an increase of $21,174, or 23.2%. As a percentage of sales, gross profit increased to 32.5% from 30.5%. This increase was due to increased sales volume and growth of higher margin business, coupled with slightly lower average polypropylene costs as compared to the prior year.

    Selling expenses for fiscal 1997 were $31,801 compared to $27,488 for fiscal 1996, an increase of $4,313, or 15.7%. As a percentage of sales, selling expenses remained at 9.2%. General and administrative expenses for fiscal 1997 were $26,562 compared to $22,657 for fiscal 1996, an increase of $3,905, or 17.2%. As a percentage of sales, general and administrative expenses increased from 7.6% to 7.7%. The increase in selling, general and administrative expenses was primarily due to infrastructure expenditures, to support

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
anticipated Company growth, coupled with an increase in research and market development costs from $2,940 in fiscal 1996 to $4,200 in fiscal 1997.

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

    Income per share on a diluted basis before extraordinary item for fiscal 1997 was $2.08 compared to $1.37 for fiscal 1996 on increased weighted average shares outstanding of 2,788,956 or 47.0%, resulting from the Offering. Pro forma income per share before extraordinary item, assuming the net proceeds from the Offering and the issuance of the Notes (as defined hereunder) were used to reduce outstanding indebtedness and the shares issued in the Offering were outstanding as of the beginning of each respective period, would have been $2.10 and $1.28 for fiscal 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    To finance its capital expenditures program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Net cash provided by operating activities was $42,344, $25,129, and $31,421 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

    Net cash provided by operating activities in fiscal 1998 consisted primarily of net income of $18,218 and noncash charges of $26,225. Net cash provided by operating activities in fiscal 1997 and 1996 resulted primarily from net income of $6,200 and $8,102, respectively, after deducting $19,431 for the extraordinary loss on early extinguishment of debt for fiscal 1997 and deducting non-cash charges of $21,026, and $20,723 and net working capital changes of approximately ($21,528) and $2,596 for each respective period. In fiscal 1997 the changes included increased inventory and accounts payable balances resulting primarily from higher inventory quantities and slightly higher on average polypropylene costs.

    The net proceeds from financing and operating activities in fiscal 1998 were utilized to fund capital expenditures and an acquisition of approximately $46,100 and $6,000, respectively. The remaining balance due for the Novocon Acquisition of $1,302 was paid on December 11, 1998. Capital expenditures planned for fiscal 1999 are approximately $25,000, primarily to expand the capacity of the Company's manufacturing facilities, subject to prevailing market conditions. Capital expenditures in fiscal 1997, including an acquisition, and 1996 were approximately $63,000 and $29,000, respectively.

    On April 7, 1998, the Company entered into an eight-year capital lease agreement to finance additional equipment of approximately $7,500 with an interest rate of 7.25%. On October 4, 1998, the Company entered into an eight-year capital lease for the acquisition of equipment of $5,300 at an interest

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
rate of 7.03%. The proceeds were primarily used to repay the balance of the May 15, 1996 capital lease of $3,416.

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

    On November 1, 1996, the Company received net proceeds of approximately $34,000 (after payment of underwriting discounts and commissions and expenses) from the sale of 2,875,000 shares of Common Stock in an underwritten public offering. These proceeds, together with the proceeds received from the issuance of the Notes, were utilized primarily to retire approximately $133,000 of the Company's 12 3/4% Senior Subordinated Debentures due 2002 (the "Debentures"), pay the related call premium and prepayment costs and fees associated with the refinancing of $15,920, pay debt issuance costs of $5,525 and to repay approximately $21,900 of certain outstanding indebtedness under the Company's Fourth Amended and Restated Revolving Credit and Security Agreement, dated as of October 20, 1995, as subsequently amended, among the Company, the lenders party thereto and BankBoston, as agent. In connection therewith, the Company recorded an extraordinary loss of $11,950 during the second quarter of fiscal 1997.

    On December 1, 1997, the Company redeemed the remaining $7,403 aggregate principal amount of the Debentures at a redemption price of 106.375% of the principal amount thereof, together with accrued interest as of the redemption date.

    On December 18, 1997, the Company and its lenders, with BankBoston as agent, entered into a new five year credit facility (the "Credit Facility"). The Credit Facility consists of up to a $40 million asset based securitization program, with amounts borrowed through a newly formed subsidiary, Synthetic Industries Funding Corporation, (the "Securitization"), and a $60 million senior secured revolver facility (the "Revolver"). Securitization and Revolver borrowings are collateralized by the Company's accounts receivables and substantially all of the assets of the Company, excluding real property, respectively.

    Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Revolver borrowings are determined by the operational performance of the Company. At September 30, 1998, the balances under the Securitization and Revolver were $29,162 and $30,022, respectively, at interest rates ranging from 6.27% to 8.5%.

    The Revolver provides for borrowings under letters of credit of up to $10,000, which borrowings reduce amounts available under the Revolver. At September 30, 1998, letters of credit of $402 were outstanding.

    The Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on its Common Stock is restricted by both the New Credit Facility and the Notes. At September 30, 1998, the availability under the Credit Facility was approximately $30,800.

    At September 30, 1998, the Company's total outstanding indebtedness amounted to $242,343. Such indebtedness consists of borrowings under the Credit Facility of $59,184, $170,000 aggregate principal

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
amount of the Notes, outstanding capital lease obligations, mortgage, and a short-term note of $13,159. Cash interest paid during fiscal 1998, 1997 and 1996 was $21,232, $23,642, and $23,176, respectively.

    On November 18, 1998, the Company announced its plans to combine its non-woven manufacturing facilities in the first half of fiscal 1999. The move is expected to increase operating efficiencies by reducing overhead costs and centralizing production in a modern facility. The Company estimates that $5,000 to $6,000 of pre-tax costs will be incurred relating to the plant combination. The combination is expected to be completed in June 1999, and the Company expects pre-tax savings will be approximately $1,500 to $2,000 annually.

    Based on current levels of operations and anticipated growth, the Company's management expects net cash from operations to provide sufficient cash flow to satisfy the debt service requirements of the Company's long-term debt obligations, including the New Credit Facility and lease agreements, permit anticipated capital expenditures and fund the Company's working capital requirements for the next twelve months.

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

    Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended September 30, 1998 and 1997:

                                                                            THREE MONTHS ENDED
                                                            --------------------------------------------------
FISCAL 1998                                                 DECEMBER 31    MARCH 31    JUNE 30    SEPTEMBER 30
----------------------------------------------------------  ------------  ----------  ----------  ------------
Net sales.................................................   $   76,581      $79,271    $104,531     $108,613
Operating income..........................................        7,221        6,967      17,755       17,374
Net income................................................        1,345        1,238       7,755        7,880
Income per share..........................................         0.15         0.14        0.87         0.89
Weighted average shares outstanding.......................    9,117,809    9,080,922   8,940,674    8,841,851
Fiscal 1997
Net sales.................................................   $   70,857      $75,358     $99,112     $100,245
Operating income..........................................        7,347        9,331      17,823       16,929
Income before extraordinary item..........................          904        2,160       7,676        7,410
Net income (loss).........................................          904       (9,790 (a)      7,676       7,410
Income (loss) per share...................................         0.12        (1.09 (a)       0.86        0.82
Weighted average shares outstanding.......................    7,847,168    8,957,155   8,969,031    9,080,956

------------------------

(a) Includes an extraordinary loss of $11,950, or $1.37 per share, from the early extinguishment of debt. See Note 9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
YEAR 2000 READINESS DISCLOSURES

    The Company is preparing its computer systems and hardware to deal with the issues related to the year 2000. This is necessary because certain computer programs have been written using two digits rather than four to define the applicable year. As a result, software may recognize a date using the two digits "00" as the year 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. In addition, many of the Company's vendors and service providers are also faced with similar issues related to the year 2000.

    In January 1998, the Company formally implemented a plan to become year 2000 compliant. The Company is evaluating and testing business and technical information system hardware and software as to year 2000 compliance and functionality. Planned application testing is 66% complete. The Company's basic integrated software applications, Infinium and CAMS, are represented to be year 2000 compliant by their respective vendors and testing to date has verified vendor representations. Minimal code renovations were necessary in CAMS and have been completed. The last phase of testing is scheduled to be completed on or before March 1999, although test validation processes will be ongoing, thereby providing sufficient time to handle unforeseen contingencies and respond to external year 2000 issues that affect the Company and the Company's business partners. The inventory process and assigning priorities are complete for manufacturing process control, instrumentation and embedded systems. Documentation from respective equipment manufacturers and resources is approximately 85% complete. The Company believes that the repair of this equipment is approximately 95% complete, with all testing of this equipment to be scheduled and completed by mid 1999. Contingency planning for this equipment is in process and scheduled for completion by fiscal year-end 1999. The Company has also been proactive in contact with external business partners to communicate and exchange status information.

    In fiscal 1998 the costs for addressing year 2000 issues were approximately $225 and have been expensed as incurred. The Company does not believe that future costs will have a material adverse effect on the Company's results of operations or financial condition.

    In the event that the efforts of this program do not address all potential system problems, the Company is developing contingency plans to ensure that it will be able to operate the critical areas of its business. This process includes developing alternative plans to engage in business activities with customers and suppliers who may not be year 2000 compliant. These plans will be monitored for completion as we approach the year 2000. There can be no assurance that the efforts or the contingency plans related to the Company's systems or those of third parties relied upon will be successful or that any failure to convert, upgrade, or appropriately plan for contingencies would not have a material adverse effect on the Company's results of operations or financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which must be adopted for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 will not have a material effect on the Company's results of operations or financial condition.

    Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which must be adopted for fiscal years beginning after December 15, 1997. Under the new standard, companies will be required to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)
report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method that management organizes its businesses for making operating decisions and assessing performance. SFAS 131 also requires companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the effect SFAS 131 will have on its financial statement presentation.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which must be adopted for fiscal quarters of fiscal years beginning after June 15,1999. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 will not have a material effect on the Company's results of operations or financial condition

FORWARD LOOKING STATEMENTS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks relating to the Company's operations result primarily from changes in interest rates and commodity prices.

INTEREST RATE RISK

    The Company faces minimal interest rate risk exposure in relation to its outstanding debt of $242,343 at September 30, 1998. Of this amount $59,184, under the Credit Facility, is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

COMMODITY PRICE RISK

    The Company is a purchaser of certain commodities, primarily polypropylene. The Company does not use commodity futures for hedging purposes. Polypropylene is the basic raw material used in the manufacture of substantially all of the Company's products today, accounting for approximately 50% of the Company's cost of goods sold.

    The price of polypropylene is determined by the supply and demand for the product. Historically, the creation of additional capacity has helped to relieve supply and pricing pressures although there can be no assurance that this will continue to be the case. According to a September 1998 report by Chemical Data Inc., a monthly petrochemical and plastics analysis publication, annual polypropylene capacity in North America is expected to rise from 12.6 billion pounds per year for 1996 to 15.0 billion pounds per year for 1998, and to 19.3 billion pounds per year by the year 2000, a 10.8% compounded growth rate. Although in fiscal 1998 supply increased faster than demand, the Company expects polypropylene prices to remain basically unchanged in fiscal year 1999 as supply and demand stabilize.

    An increase in the price of polypropylene for a prolonged period without an increase in the selling prices of the Company's products could have a material effect on the Company's earnings and cash flows. The Company believes that the selling prices of many of its products have adjusted over time to reflect changes in polypropylene prices.

CURRENCY RISK

    The Company faces currency risk exposure that arises from translating the results of its United Kingdom operations to the U.S. dollar. The currency risk exposure is not material as the United Kingdom division's operations do not have a material impact on the Company's earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to this Item is contained in the Company's consolidated financial statements indicated in the Index in Part IV, Item 14 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

    The information required by this item is incorporated herein by reference to the material appearing in the Company's definitive proxy statement for the annual meeting of stockholders to be held in 1999 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers."

ITEM 11. REMUNERATION OF DIRECTORS AND OFFICERS

    The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the captions "Election of Directors--Director Compensation" and "Executive Compensation and Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the material appearing in the Proxy Statement under the caption "Voting Securities and Certain Beneficial Owners".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    SI Management L.P. is the sole general partner of the Partnership. Synthetic Management G.P. is the sole general partner of SI Management L.P. By virtue of these relationships, Synthetic Management G.P. controls the management and affairs of the Partnership and therefore, the Company. The Partnership owns 5,699,194 shares of Common Stock, or approximately 66% of the issued and outstanding shares of Common Stock, and therefore, holds the voting power to determine the outcome of all matters upon which stockholders vote.

    The partners of Synthetic Management G.P. are the following five Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc. and W.G. Wright Investments, Inc. Each of Messrs. Chill, Beckman, Freed, Kenner and Wright is the sole director and the sole stockholder of one of Synthetic Management G.P.'s partners. For further information concerning Messrs. Chill, Freed, Kenner and Wright, see "Executive Officers and Directors of the Company."

    The Company and the Partnership have entered into a Registration Rights Agreement pursuant to which the Company has agreed that upon request of the Partnership the Company will register under the Securities Act and applicable state securities laws the sale of the Common Stock owned by the Partnership and as to which registration has been requested. The Company's obligation is subject to certain limitations relating to a minimum amount required for registration, the timing of a registration and other similar matters. The Company is obligated to pay any registration expenses incidental to such registration, excluding underwriters' commissions and discounts. In connection with the Company's initial public offering of Common Stock in November 1996, the Company incurred approximately $650,000 of such incidental registration expenses on the behalf of the Partnership. The above description is qualified in its entirety by reference to the Registration Rights Agreement, a copy of which has been filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-9377), filed with the Securities and Exchange Commission on September 13, 1996.

    On September 19, 1997, the Company and the Partnership entered into the Agreement and Plan of Withdrawal and Dissolution of the Partnership (the "Plan"). Pursuant to the Plan, the Partnership was to be dissolved in two separate phases. The first phase was to be an underwritten public offering of the number of shares of Common Stock that limited partners have elected to sell, and the second phase is to be one to three liquidating distributions of the unsold portions of the Partnership's shares of Common Stock, beginning 180 days after the completion of the public offering. On November 7, 1997, the limited partners approved the adoption of the Plan. However, the implementation of the Plan has been enjoined by courts in Delaware and California in connection with two lawsuits filed by certain limited partners of the Partnership against the Partnership and its general partner (the "General Partner"), among others. See "Claims and Legal Proceedings." Among other equitable and legal remedies, the plaintiff is seeking the removal of the General Partner and the liquidation of the Partnership. The Company is only a nominal defendant in these proceedings and does not presently possess any contractual rights with respect to their ultimate resolution. If, in connection with these lawsuits, the General Partner is removed or resigns, or the Partnership is liquidated under a court-appointed receiver, there can be no assurance that the resulting sale and/or distribution of the Partnership's shares of Common Stock will be made in the same or similar manner as that contemplated by the Plan. The General Partner has denied the allegations of the plaintiff and is vigorously contesting the lawsuits; however, in the event of an adverse ruling, the Company cannot predict the volume and price at which the Common Stock trades might be affected.

    Lee J. Seidler, a director of the Company, is presently associated with Bear, Stearns & Co. Inc. as Managing Director Emeritus and from time to time receives fees in connection with consulting and referral services to Bear, Stearns & Co. Inc., including the initial public offering and the offering of $170,000,000 aggregate principal amount of the Notes. Dr. Seidler has received from Bear, Stearns & Co. Inc., in connection with such services, approximately $200,000 in fiscal 1997.

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

    The Company leases office space under a five-year lease with William Gardner Wright, Jr., one of the Company's executive officers. The term of the lease expires on September 30, 2003 and the rent is approximately $4,300 per month, which the Company believes is within prevailing market rates.

    Pursuant to a licensing agreement with the Company, W. Wayne Freed, an executive officer of the Company, receives royalties related to the manufacture and sale of a certain product for which Mr. Freed owns all of the U.S. and foreign patents. Under this agreement, Mr. Freed received royalties of $9,900 and $12,646 in fiscal 1998 and 1997, respectively, and will continue to receive such royalties until 2012 or the earlier termination of the licensing agreement.

    In May 1998, the Company acquired 82,056 shares of Common Stock from the Partnership in exchange for $1,759,085 of amounts receivable from the Partnership in partial settlement of expenses incurred by the Company on behalf of the Partnership during the last several years. The shares were acquired at their fair market value and are held in treasury for issuance under the Employee Stock Purchase Plan (see Note 15 to the financial statements). At September 30, 1998, the remaining balance due the Company from the Partnership was $663,443.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements:

                                                                                                 PAGE NO. OF
                                                                                             FINANCIAL STATEMENT
                                                                                           -----------------------
(1) Financial Statements:
   Independent Auditors' Report..........................................................               F-1
   Consolidated Balance Sheets...........................................................               F-2
   Consolidated Statements of Operations.................................................               F-3
   Consolidated Statements of Changes in Stockholders' Equity............................               F-4
   Consolidated Statements of Cash Flows.................................................               F-5
   Notes to Consolidated Financial Statements............................................               F-6

(b) The Company did not file a Current Report on Form 8-K during the last quarter of the fiscal year covered by this Annual Report.

(c) Exhibits: See Exhibit Index immediately following Item 14.

(d) No additional financial statements are required to be filed.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Synthetic Industries, Inc.
Chickamauga, Georgia

    We have audited the accompanying consolidated balance sheets of Synthetic Industries, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Synthetic Industries, Inc. and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

/S/ Deloitte & Touche LLP

Deloitte & Touche LLP
New York, New York

November 20, 1998

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
CURRENT ASSETS:
  Cash....................................................................................  $      285  $      338
  Accounts receivable (Note 4)............................................................      64,251      60,031
  Inventory (Note 5)......................................................................      52,450      54,139
  Other current assets (Note 6)...........................................................      17,309      17,200
                                                                                            ----------  ----------

      TOTAL CURRENT ASSETS................................................................     134,295     131,708

PROPERTY, PLANT AND EQUIPMENT, net (Note 7)...............................................     218,449     182,102

OTHER ASSETS (Note 8).....................................................................      87,770      82,781
                                                                                            ----------  ----------
                                                                                            $  440,514  $  396,591
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable........................................................................  $   26,438  $   27,030
  Accrued expenses and other current liabilities..........................................      13,653      11,613
  Income taxes payable (Note 10)..........................................................         285          52
  Interest payable........................................................................       2,154       2,467

  Current maturities of long-term debt (Note 9)...........................................       5,500         718
                                                                                            ----------  ----------

      TOTAL CURRENT LIABILITIES...........................................................      48,030      41,880

LONG-TERM DEBT (Note 9)...................................................................     236,843     220,464

DEFERRED INCOME TAXES (Note 10)...........................................................      32,996      28,430

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY (Note 14)
  Common stock (par value $1.00 per share, authorized 25,000,000, issued 8,668,750 and
    8,656,250, respectively)..............................................................       8,669       8,656
  Treasury stock (71,546 and 0 shares, respectively) (Notes 12 and 15)....................      (1,534)     --
  Additional paid-in capital..............................................................      94,392      94,325
  Cumulative translation adjustments......................................................         171         107
  Retained earnings.......................................................................      20,947       2,729
                                                                                            ----------  ----------

      TOTAL STOCKHOLDERS' EQUITY..........................................................     122,645     105,817
                                                                                            ----------  ----------
                                                                                            $  440,514  $  396,591
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  368,996  $  345,572  $  299,532
Costs and expenses:
  Cost of sales..............................................................     246,677     233,187     208,321
  Selling expenses...........................................................      39,358      31,801      27,488
  General and administrative expenses........................................      30,857      26,562      22,657
  Amortization of excess of purchase price over net assets acquired and other
    intangibles..............................................................       2,787       2,592       2,592
                                                                               ----------  ----------  ----------
                                                                                  319,679     294,142     261,058
                                                                               ----------  ----------  ----------
Operating income.............................................................      49,317      51,430      38,474
                                                                               ----------  ----------  ----------
Other expenses:
  Interest expense, net......................................................      18,515      20,085      22,773
  Amortization of deferred financing costs...................................         729         654         699
                                                                               ----------  ----------  ----------
                                                                                   19,244      20,739      23,472
Income before provision for income taxes and extraordinary item..............      30,073      30,691      15,002
Provision for income taxes (Note 10).........................................      11,855      12,541       6,900
                                                                               ----------  ----------  ----------
Income before extraordinary item.............................................      18,218      18,150       8,102
Extraordinary item--Loss from early extinguishment of debt (net of tax
  benefit of $7,481) (Note 9)................................................      --          11,950      --
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $   18,218  $    6,200  $    8,102
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Basic earnings per share (Note 13):
  Income before extraordinary item...........................................  $     2.11  $     2.10  $     1.37
  Net income per share.......................................................  $     2.11  $     0.72  $     1.37
Diluted earnings per share (Note 13):
  Income before extraordinary item...........................................  $     2.03  $     2.08  $     1.37
  Net income per share.......................................................  $     2.03  $     0.71  $     1.37

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                           (IN THOUSANDS OF DOLLARS)

                                                                               ADDITIONAL    CUMULATIVE     RETAINED
                                                         COMMON     TREASURY     PAID-IN     TRANSLATION    EARNINGS
                                                          STOCK       STOCK      CAPITAL     ADJUSTMENTS   (DEFICIT)     TOTAL
                                                       -----------  ---------  -----------  -------------  ----------  ----------
Balance, October 1, 1995.............................   $   5,781      --       $  63,519     $      29    $  (11,573) $   57,756
Net income...........................................      --          --          --            --             8,102       8,102
Foreign currency translation.........................      --          --          --               (14)       --             (14)
                                                       -----------  ---------  -----------        -----    ----------  ----------
Balance, September 30, 1996..........................   $   5,781      --          63,519            15        (3,471)     65,844
Net income...........................................      --          --          --            --             6,200       6,200
Issuance of common stock.............................       2,875      --          30,806        --            --          33,681
Foreign currency translation.........................      --          --          --                92        --              92
                                                       -----------  ---------  -----------        -----    ----------  ----------
Balance, September 30, 1997..........................       8,656      --          94,325           107         2,729     105,817
Net income...........................................      --          --          --            --            18,218      18,218
Exercise of stock options............................          13      --              72        --            --              85
Treasury stock acquired (Note 15)....................      --          (1,759)     --            --            --          (1,759)
Treasury stock sold (Note 12)........................      --             225         (95)       --            --             130
Tax benefit from exercise of options.................      --          --              90        --            --              90
Foreign currency translation.........................      --          --          --                64        --              64
                                                       -----------  ---------  -----------        -----    ----------  ----------
Balance, September 30, 1998..........................   $   8,669   $  (1,534)  $  94,392     $     171    $   20,947  $  122,645
                                                       -----------  ---------  -----------        -----    ----------  ----------
                                                       -----------  ---------  -----------        -----    ----------  ----------

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................  $  18,218  $   6,200  $   8,102
  Adjustments to reconcile net income to cash provided by operations:
    Extraordinary loss on early extinguishment of debt.............................     --         19,431     --
    Depreciation and amortization..................................................     21,261     18,236     16,299
    Deferred income taxes..........................................................      4,977      2,270      3,400
    (Recoveries of) provision for bad debts........................................        (13)       520      1,024
  Change in operating assets and liabilities, net of acquisition:
    Accounts receivable............................................................     (2,478)    (9,687)    (1,247)
    Inventory......................................................................      3,343    (13,634)     6,451
    Other assets...................................................................     (1,854)    (1,566)      (647)
  Accounts payable.................................................................     (3,166)     6,803     (3,801)
    Accrued expenses and other current liabilities.................................      2,046      1,468      2,291
    Income taxes payable...........................................................        323     (1,355)       (48)
    Interest payable...............................................................       (313)    (3,557)      (403)
                                                                                     ---------  ---------  ---------
      Net cash provided by operating activities....................................     42,344     25,129     31,421
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.......................................    (46,112)   (53,980)   (29,253)
  Acquisition of business, net of cash acquired....................................     (6,000)    (9,354)    --
                                                                                     ---------  ---------  ---------
  Net cash used in investing activities............................................    (52,112)   (63,334)   (29,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under term loan......................................    (25,000)   (20,000)    19,000
  Net borrowings (repayments) under the credit facility............................     43,607      9,427    (20,734)
  Issuance of 9 1/4% Senior subordinated notes.....................................     --        170,000     --
  Redemption of 12 3/4% Senior subordinated debentures.............................     (7,403)  (132,597)    --
  Prepayment costs on early extinguishment of debt.................................     --        (15,920)    --
  Proceeds from underwritten public offering.......................................     --         33,681     --
  Proceeds from exercise of stock options..........................................         85     --         --
  Proceeds from sale of treasury stock under the Employee Stock
    Purchase Plan..................................................................        130     --         --
  Repayments of capital lease obligation and other long-term debt..................     (1,002)      (660)      (342)
  Debt issuance costs..............................................................       (792)    (5,525)      (101)
                                                                                     ---------  ---------  ---------
    Net cash provided by (used in) financing activities............................      9,625     38,406     (2,177)
      Effect of exchange rate changes on cash......................................         90         36          2
                                                                                     ---------  ---------  ---------
NET (DECREASE) INCREASE IN CASH....................................................        (53)       237         (7)
CASH AT BEGINNING OF PERIOD........................................................        338        101        108
                                                                                     ---------  ---------  ---------
CASH AT END OF PERIOD..............................................................  $     285  $     338  $     101
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest.........................................................................  $  21,232  $  23,642  $  23,176
  Income taxes.....................................................................      5,927      4,145      3,548
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Capital lease obligation incurred for purchase of equipment........................  $   7,500  $  --      $   5,000
Treasury stock acquired from Synthetic Industries L.P. in exchange for note
  receivable.......................................................................      1,759     --         --
Payable incurred for acquisition of business.......................................      1,302     --         --

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE INFORMATION)

1.  ORGANIZATION

    Synthetic Industries, Inc., a Delaware corporation (the "Company") was a wholly owned subsidiary of Synthetic Industries L.P. (the "Partnership") until November 1, 1996. On that day, the Company completed an underwritten public offering (the "Offering") of an additional 2,875,000 shares of its common stock ("Common Stock").

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method based on estimated useful lives, as follows:

Building and improvements.........................................  25 years
Machinery and equipment...........................................  14 years

    Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease. Expenses for repairs, maintenance and renewals are charged to operations as incurred. Expenditures which improve an asset or extend its useful life are capitalized. When properties are retired

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE INFORMATION)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the results of operations.

    Capitalized interest is charged to machinery and equipment and amortized over the lives of the related assets. Interest capitalized during fiscal 1998, 1997 and 1996 was $2,404, $838 and $392, respectively.

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

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

    The excess of purchase price over net assets acquired is amortized on a straight-line basis over a period of 20 to 40 years. Excess of purchase price over net assets acquired is assessed for recoverability on a regular basis. In evaluating the value and future benefits of goodwill, its carrying value would be reduced by the excess, if any, of the balance over management's best estimate of undiscounted future cash flows before amortization of the related intangible assets over the remaining amortization period.

DEFERRED FINANCING AND INTANGIBLE ASSETS

    Deferred financing costs are amortized over periods from 5 to 12 years. Intangible assets consist primarily of a Fibermesh-Registered Trademark-trademark and patents on civil engineering products, which are amortized on a straight-line basis over 40 and 15 years, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which must be adopted for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 will not have a material effect on the Company's results of operations or financial condition.

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE INFORMATION)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which must be adopted for fiscal years beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method that management organizes its businesses for making operating decisions and assessing performance. SFAS 131 also requires companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the effect SFAS 131 will have on its financial statement presentation.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which must be adopted for fiscal quarters of fiscal years beginning after June 15,1999. SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 will not have a material effect on the Company's results of operations or financial condition.

RESEARCH AND DEVELOPMENT

    The Company's research and market development is focused primarily on development and as such the Company engages in product design, development and performance validation to improve existing products and to create new products. The Company expended $8,100, $4,208, and $2,942 in fiscal 1998, 1997, and 1996, respectively. Research and market development costs are expensed as incurred and included in general and administrative expenses.

RECLASSIFICATION OF PRIOR FINANCIAL STATEMENTS

    Certain reclassifications have been made to previous years' financial statements to conform with 1998 classifications.

3.  BUSINESS ACQUISITIONS

    On March 18, 1998, pursuant to a Stock Purchase Agreement, as subsequently amended, the Company acquired all of the outstanding shares of Novocon International, Inc. (the "Novocon Acquisition"), a manufacturer and marketer of steel concrete reinforcing fibers, for $7,302. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired of $5,293 (primarily accounts receivable and inventory of $1,731 and $1,654, respectively), and the liabilities assumed of $4,880 (primarily accounts payable and other debt of $2,545 and $2,335, respectively), based upon the fair market value at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The operating results of the acquired business have been included in the consolidated statement of operations from the date of acquisition.

    On February 27, 1997, the Company acquired certain assets of the Spartan Technologies division of Spartan Mills (the "Spartan Acquisition") for approximately $9,400. The Spartan Acquisition has been

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE INFORMATION)

3.  BUSINESS ACQUISITIONS (CONTINUED)
accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the net assets acquired (accounts receivable, inventory, and property, plant and equipment) based on the fair market value (which approximated cost) at the date of acquisition. The operating results of the acquired business have been included in the consolidated statement of operations from the date of acquisition.

4.  ACCOUNTS RECEIVABLE

    Accounts receivable are presented net of the doubtful allowances of $2,714, $2,707 and $3,036 for fiscal 1998, 1997 and 1996, respectively. The Company had net recoveries for the year ended September 30, 1998 of $20 and amounts written off against established allowances of $849 and $2,041 for the years ended September 30, 1997 and 1996, respectively.

    The Company grants uncollateralized trade terms to most U.S. customers. A majority of the Company's carpet backing sales are with customers located in the state of Georgia. As of September 30, 1998 and 1997, $27,766 and $26,126, respectively of the Company's accounts receivable balances were due from customers located in this state. Net sales to one customer represented approximately 25%, 20% and 18% of consolidated net sales for 1998, 1997 and 1996, respectively.

5.  INVENTORY

                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Finished goods..........................................................  $  37,689  $  33,572
Work in process.........................................................      7,107      7,427
Raw materials...........................................................      7,654     13,140
                                                                          ---------  ---------
                                                                          $  52,450  $  54,139
                                                                          ---------  ---------
                                                                          ---------  ---------

6.  OTHER CURRENT ASSETS

                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Prepaid supplies........................................................  $   9,603  $   9,003
Deferred tax assets (Note 10)...........................................      4,639      5,050
Receivable from Synthetic
  Industries L.P........................................................        663      1,800
Insurance receivable....................................................      1,110        191
Other...................................................................      1,294      1,156
                                                                          ---------  ---------
                                                                          $  17,309  $  17,200
                                                                          ---------  ---------
                                                                          ---------  ---------

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE INFORMATION)

7.  PROPERTY, PLANT AND EQUIPMENT

                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Land..................................................................  $    4,585  $    4,585
Buildings and improvements............................................      42,588      35,398
Equipment under capital leases........................................      12,500       4,973
Machinery and equipment and leasehold improvements....................     266,972     227,304
                                                                        ----------  ----------
                                                                           326,645     272,260
Accumulated depreciation..............................................     108,196      90,158
                                                                        ----------  ----------
                                                                        $  218,449  $  182,102
                                                                        ----------  ----------
                                                                        ----------  ----------

    Depreciation expense on property, plant and equipment was $17,745, $14,990 and $13,008 in fiscal 1998, 1997 and 1996, respectively.

8.  OTHER ASSETS

                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Excess of purchase price over net assets acquired.....................  $  107,379  $   99,818
Intangible assets.....................................................       3,698       3,546
Deferred financing costs..............................................      12,443      11,651
                                                                        ----------  ----------
                                                                           123,520     115,015
Accumulated amortization..............................................      35,750      32,234
                                                                        ----------  ----------
                                                                        $   87,770  $   82,781
                                                                        ----------  ----------
                                                                        ----------  ----------

    Amortization expense was $3,516, $3,246 and $3,291 in fiscal 1998, 1997 and 1996, respectively.

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE INFORMATION)

9.  LONG-TERM DEBT

                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Credit facility:
  Securitization..........................................................................  $   29,162  $   --
  Revolver................................................................................      30,022      13,420
  Term loan portion.......................................................................      --          25,000
9 1/4% senior subordinated notes, due 2007................................................     170,000     170,000
12 3/4% senior subordinated debentures, due 2002..........................................      --           7,403
Capital lease obligation (Note 16)........................................................      10,647       4,083
Other.....................................................................................       2,512       1,276
                                                                                            ----------  ----------
                                                                                               242,343     221,182
Less current portion......................................................................       5,500         718
                                                                                            ----------  ----------
Total long-term portion...................................................................  $  236,843  $  220,464
                                                                                            ----------  ----------
                                                                                            ----------  ----------

CREDIT FACILITY

    On December 18, 1997, the Company and its lenders, with BankBoston as agent, entered into a new five-year credit facility (the "Credit Facility"). Proceeds from the Credit Facility were used to repay the Fourth Amended and Restated Revolving Credit Agreement dated October 20, 1995. The Credit Facility consists of up to a $40 million asset based securitization program (the "Securitization"), with amounts borrowed through a wholly owned subsidiary, Synthetic Funding Corporation, and a $60 million senior secured revolver facility (the "Revolver"). In conjunction with the Securitization, the Company entered into a five-year agreement with its subsidiary providing for the sale of substantially all of its receivables on a revolving basis. Securitization and Revolver borrowings are collateralized by the Company's accounts receivable and substantially all of the assets of the Company, excluding real property, respectively.

    Interest on the Securitization is based on the applicable commercial paper rate in effect plus a spread. The Revolver permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings based on the lender's base rate or (ii) for Eurodollar borrowings based on a spread over the Interbank Eurodollar rate at the time of conversion. Spreads for the Securitization and the Eurodollar borrowings are determined by the operational performance of the Company. At September 30, 1998, the balances under the Securitization and Revolver were $29,162 and $30,022, respectively, at interest rates ranging from 6.27% to 8.5%.

    The Revolver provides for borrowings under letters of credit of up to $10,000, which borrowings reduce amounts available under the Revolver. At September 30, 1998, letters of credit of $402 were outstanding.

    The Credit Facility contains covenants related to the maintenance of certain operating ratios and limitations as to the amount of capital expenditures. The Company's ability to pay dividends on Common Stock is prohibited under the Credit Facility.

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE INFORMATION)

9.  LONG-TERM DEBT (CONTINUED)
SENIOR SUBORDINATED DEBENTURES AND NOTES

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

AGGREGATE MINIMUM PAYMENTS AND FAIR VALUE

    Approximate aggregate minimum annual payments due on long term debt and capital leases (see Note 16), for the subsequent five years, are as follows:
1999, $2,549; 2000, $1,408; 2001, $1,516; 2002, $1,631; 2003, $60,940; and
thereafter, $176,212.

    The fair value of the Company's Notes is estimated to be $169,150 and $176,375 at September 30, 1998 and 1997, respectively. The fair value of the Debentures were estimated to be $7,875 at September 30, 1997. The fair values are based on quoted market prices for the Notes and Debentures in the over-the-counter market.

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                           (IN THOUSANDS OF DOLLARS)

10.  INCOME TAXES

    The sources of income before provision for income taxes are as follows:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
United States................................................  $  28,575  $  29,609  $  14,083
Foreign......................................................      1,498      1,082        919
                                                               ---------  ---------  ---------
Earnings before income taxes.................................  $  30,073  $  30,691  $  15,002
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The provision for income taxes contributable to the amounts shown above consists of the following:

                                                                   YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Current:
  Federal.....................................................  $   4,875  $   8,796  $   2,600
  State.......................................................        591      1,120        600
  Foreign.....................................................        500        355        300
                                                                ---------  ---------  ---------
                                                                    5,966     10,271      3,500
                                                                ---------  ---------  ---------
Deferred:
  Federal.....................................................      6,594      1,900      3,200
  State.......................................................       (705)       370        200
                                                                ---------  ---------  ---------
                                                                    5,889      2,270      3,400
                                                                ---------  ---------  ---------
Total.........................................................  $  11,855  $  12,541  $   6,900
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    As described in Note 9, the Company recorded a current tax benefit of $7,481 in fiscal 1997 as a result of the early extinguishment of debt.

    A reconciliation of US income tax computed at the statutory rate and actual tax expense is as follows:

                                                                   YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Amount computed at statutory rate.............................  $  10,526  $  10,742  $   5,250
State and local taxes less applicable federal income tax
  benefit.....................................................        978        998        550
Amortization of goodwill......................................        942        873        873
Tax credits...................................................       (991)      (405)    --
Other nondeductible expenses..................................        202        181        115
Other, net....................................................        198        152        112
                                                                ---------  ---------  ---------
                                                                $  11,855  $  12,541  $   6,900
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                           (IN THOUSANDS OF DOLLARS)

10.  INCOME TAXES (CONTINUED)
    The tax effects of significant items comprising the Company's net deferred tax liability are as follows:

                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Property, plant and equipment...........................................  $  31,754  $  27,345
Trademarks and patents..................................................      1,242      1,085
                                                                          ---------  ---------
Total deferred tax liabilities..........................................     32,996     28,430
                                                                          ---------  ---------

Accounts receivable.....................................................        968      1,018
Inventory...............................................................        749        815
Accrued expenses........................................................      1,869      2,013
AMT credit carryforward.................................................     --          1,204
State tax credit carryforward...........................................      1,053     --
                                                                          ---------  ---------
Total deferred tax assets...............................................      4,639      5,050
                                                                          ---------  ---------
Net deferred tax liability..............................................  $  28,357  $  23,380
                                                                          ---------  ---------
                                                                          ---------  ---------

    At September 30, 1998 the Company has available state income tax credits of approximately $1,053 which are available to reduce future state income taxes, subject to statutory limitations, which will expire in 2007.

11.  RETIREMENT PROGRAMS

    For US employees, the Company maintains a trusteed profit-sharing plan ("Plan") which is qualified under Section 401(k) of the Internal Revenue Code. All full-time employees over the age of 21 who have been employed continuously for at least one year are eligible for participation in the Plan. The Company may, but has not elected to, contribute a portion of its profits to the Plan, as determined by the Board of Directors. Employer contributions vest over 1 to 5 years. The Company has elected to match employee contributions to the Plan on a 50% basis but not to exceed 3% of the employee's annual compensation. During fiscal years 1998, 1997 and 1996, the Company contributed $1,117, $1,098 and $999, respectively. The Plan provides for the Company to bear the expense of the administration of the Plan. Pension expense on the foreign plans is not significant.

12.  EMPLOYEE STOCK PURCHASE PLAN

    On February 25, 1998, the stockholders approved the Synthetic Industries, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"), reserving 325,000 shares of Common Stock for issuance under this Plan. The Company adopted the Stock Purchase Plan with an initial option period commencing effective April 1, 1998, and continuing in three-month option periods thereafter. The Stock Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions or lump sum contributions, which may not exceed $25 in a calendar year, at a price equal to 85% of the Common Stock price as reported by NASDAQ at the beginning or end of each option period, whichever is lower. As of September 30, 1998, 10,510shares were purchased out of treasury stock under the Stock Purchase Plan.

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                           (IN THOUSANDS OF DOLLARS)

13.  EARNINGS PER SHARE

    During fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The following table reflects the calculation of basic and diluted earnings per share (in thousands of dollars, except share and per share amounts):

                                                    FISCAL 1998             FISCAL 1997             FISCAL 1996
                                               ----------------------  ----------------------  ----------------------
                                                 BASIC      DILUTED      BASIC      DILUTED      BASIC      DILUTED
                                               ----------  ----------  ----------  ----------  ----------  ----------
Income before extraordinary item.............  $   18,218  $   18,218  $   18,150  $   18,150  $    8,102  $    8,102
Weighted average shares outstanding..........   8,640,901   8,640,901   8,656,250   8,656,250   5,930,502   5,930,502
Affect of stock options using treasury stock
  method.....................................      --         354,413      --          63,208      --          --
                                               ----------  ----------  ----------  ----------  ----------  ----------
Total average equivalent shares..............   8,640,901   8,995,314   8,656,250   8,719,458   5,930,502   5,930,502
Income before extraordinary item per share...       $2.11       $2.03       $2.10       $2.08       $1.37       $1.37

    Options to purchase 175,500 shares at prices ranging from $17.875 to $21.375 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share, because the options' exercise price was greater than the average market price of the common stock.

14.  STOCK OPTIONS

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

MANAGEMENT PLAN

    The Company's 1994 and 1996 Stock Option Plans (collectively, the "Management Plans") for its key employees, provides for the granting of incentive stock options ("ISOs"), as provided in Section 422A of the Internal Revenue Code, and non-qualified stock options. The maximum aggregate number of shares of Common Stock that may be issued under the 1994 Plan and the 1996 Plan is 491,413 and 289,062, respectively.

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                           (IN THOUSANDS OF DOLLARS)

14.  STOCK OPTIONS (CONTINUED)
    Stock option transactions during 1998, 1997 and 1996 are summarized as follows:

                          SHARES RESERVED
                           FOR ISSUANCE                  SHARES
                               UNDER                    AVAILABLE
                          THE MANAGEMENT     SHARES        FOR                            WEIGHTED
                               PLANS         GRANTED      GRANT           PRICE         AVERAGE PRICE
                         -----------------  ---------  -----------  ------------------  -------------
Balance at September
  30, 1995.............        491,413        316,697     174,716               $10.72    $   10.72
Options granted........        289,062        194,439      --                   $10.72    $   10.72
                               -------      ---------  -----------  ------------------       ------
Balance at September
  30, 1996.............        780,475        513,136     267,339               $10.72    $   10.72
Options granted........         --            175,500      --          $17.875-$21.375    $   18.77
                               -------      ---------  -----------  ------------------       ------
Balance at September
  30, 1997.............        780,475        688,636      91,839       $10.72-$21.375    $   12.77
Options granted........         --             80,900      --                   $15.00    $   15.00
                               -------      ---------  -----------  ------------------       ------
Balance at September
  30, 1998.............        780,475        769,536      10,939       $10.72-$21.375    $   13.01

    At September 30, 1998, 506,917 options were exercisable at exercise prices ranging from $10.72 to 21.375 per share.

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

    The Company has elected to continue measuring stock-based compensation using the intrinsic value approach under APB Opinion No. 25 and has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation expense has been recognized for the options described above. Had compensation costs for the options been determined based on the fair value on the grant date consistent with the provisions of SFAS 123, the Company's net income and diluted income per share would have been changed to the following pro forma amounts:

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Pro forma net income............................................  $  17,640  $   6,009  $   8,012
Pro forma income per share......................................       1.96       0.69       1.35

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                           (IN THOUSANDS OF DOLLARS)

14.  STOCK OPTIONS (CONTINUED)
    The fair values for the years presented were determined using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                    1998             1997             1996
                                                               ---------------  ---------------  ---------------
Dividend yield...............................................  None             None             None
Volatility...................................................  64%              33%              33%
Risk-free interest rate......................................  5.5% to 6.8%     6.4% to 6.8%     5.8% to 6.7%
Expected life................................................  4 years          4 years          4 years

    The weighted average fair value of options granted in 1998, 1997 and 1996 was $8.04, $10.30 and $5.78, respectively.

    For options outstanding and exercisable at September 30, 1998, the exercisable price ranges and average remaining lives were:

                                  OPTIONS OUTSTANDING
                    -----------------------------------------------     OPTIONS EXERCISABLE
                                      WEIGHTED                       --------------------------
                      SHARES           AVERAGE           AVERAGE       SHARES        AVERAGE
                    OUTSTANDING       REMAINING         EXERCISE     OUTSTANDING    EXERCISE
EXERCISE PRICES     AT 9/30/98    CONTRACTUAL LIFE        PRICE      AT 9/30/98       PRICE
------------------  -----------  -------------------  -------------  -----------  -------------
$10.72............     513,136              7.4         $   10.72       335,743     $   10.72
$15.00............      80,900              9.8             15.00        16,300         15.00
$17.875...........     130,500              8.6            17.875       130,500        17.875
$21.375...........      45,000             8.75            21.375        24,375        21.375

15.  RELATED PARTY TRANSACTIONS

    SI Management L.P. is the sole general partner of the Partnership. Synthetic Management G.P. is the sole general partner of SI Management L.P. By virtue of these relationships, Synthetic Management G.P. controls the management and affairs of the Partnership and therefore, the Company. The Partnership owns 5,699,194 shares of Common Stock, or approximately 66% of the issued and outstanding shares of Common Stock, and therefore, holds the voting power to determine the outcome of all matters upon which stockholders vote.

    The partners of Synthetic Management G.P. are the following five Delaware corporations: Chill Investments, Inc., Beckman Investments, Inc., Freed Investments, Inc., Kenner Investments, Inc. and W.G. Wright Investments, Inc. Each of Messrs. Chill, Beckman, Freed, Kenner and Wright is the sole director and the sole stockholder of one of Synthetic Management G.P.'s partners. For further information concerning Messrs. Chill, Freed, Kenner and Wright, see "Executive Officers and Directors of the Company."

    The Company and the Partnership have entered into a Registration Rights Agreement pursuant to which the Company has agreed that upon request of the Partnership the Company will register under the Securities Act and applicable state securities laws the sale of the Common Stock owned by the Partnership and as to which registration has been requested. The Company's obligation is subject to certain limitations relating to a minimum amount required for registration, the timing of a registration and other similar

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                           (IN THOUSANDS OF DOLLARS)

15.  RELATED PARTY TRANSACTIONS (CONTINUED)
matters. The Company is obligated to pay any registration expenses incidental to such registration, excluding underwriters' commissions and discounts. In connection with the Company's initial public offering of Common Stock in November 1996, the Company incurred approximately $650 of such incidental registration expenses on the behalf of the Partnership. The above description is qualified in its entirety by reference to the Registration Rights Agreement, a copy of which has been filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-9377), filed with the Securities and Exchange Commission on September 13, 1996.

    On September 19, 1997, the Company and the Partnership entered into the Agreement and Plan of Withdrawal and Dissolution of the Partnership (the "Plan"). Pursuant to the Plan, the Partnership was to be dissolved in two separate phases. The first phase was to be an underwritten public offering of the number of shares of Common Stock that limited partners have elected to sell, and the second phase is to be one to three liquidating distributions of the unsold portions of the Partnership's shares of Common Stock, beginning 180 days after the completion of the public offering. On November 7, 1997, the limited partners approved the adoption of the Plan. However, the implementation of the Plan has been enjoined by courts in Delaware and California in connection with two lawsuits filed by certain limited partners of the Partnership against the Partnership and its general partner (the "General Partner"), among others. See "Claims and Legal Proceedings." Among other equitable and legal remedies, the plaintiff is seeking the removal of the General Partner and the liquidation of the Partnership. The Company is only a nominal defendant in these proceedings and does not presently possess any contractual rights with respect to their ultimate resolution. If, in connection with these lawsuits, the General Partner is removed or resigns, or the Partnership is liquidated under a court-appointed receiver, there can be no assurance that the resulting sale and/or distribution of the Partnership's shares of Common Stock will be made in the same or similar manner as that contemplated by the Plan. The General Partner has denied the allegations of the plaintiff and is vigorously contesting the lawsuits; however, in the event of an adverse ruling, the Company cannot predict the volume and price at which the Common Stock trades might be affected.

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

    The Company leases office space under a five-year lease with one of the Company's executive officers. The term of the lease expires on September 30, 2003 and the rent is approximately $52 per year, which the Company believes is within prevailing market rates.

    Pursuant to a licensing agreement with the Company, an executive officer of the Company, receives royalties related to the manufacture and sale of a certain product for which the executive officer owns all of the U.S. and foreign patents. Under this agreement, the Company paid royalties of approximately $9 and $13 in fiscal 1998 and 1997, respectively, and will continue to pay such royalties until 2012 or the earlier termination of the licensing agreement.

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                           (IN THOUSANDS OF DOLLARS)

15.  RELATED PARTY TRANSACTIONS (CONTINUED)
    During fiscal 1998 and 1997 the Company paid fees of approximately $125 and $241, respectively, to a law firm in which Mr. Joseph Dana, a director of the Company was a member until May 21, 1997. Effective May 21, 1997, Mr. Dana became employed as Chief Operating Officer and General Counsel of the Company.

    In May 1998, the Company acquired 82,056 shares of Common Stock from the Partnership in exchange for $1,759 of amounts receivable from the Partnership, in partial settlement of expenses incurred by the Company on behalf of the Partnership during the last several years. The shares were acquired at their fair market value and are held in treasury for issuance under the Employee Stock Purchase Plan. At September 30, 1998, the remaining balance due the Company was $663.

16.  COMMITMENTS AND CONTINGENCIES

A.  LEASE COMMITMENTS

    On April 7, 1998, the Company entered into an eight-year capital lease agreement to finance $7,500 of equipment at 7.25%. On October 4, 1998, the Company entered into an eight-year capital lease for the acquisition of equipment of $5,300 at an interest rate of 7.03%. The proceeds were primarily used to repay the balance of the May 15, 1996 capital lease of $3,416. The Company also leases certain factory and warehouse buildings and equipment under long-term operating leases expiring periodically through 2009.

    Future minimum lease payments under noncancelable lease obligations at September 30, 1998, including the October 4, 1998 capital lease are as follows:

                                                                           CAPITAL    OPERATING
YEAR                                                                       LEASES      LEASES
------------------------------------------------------------------------  ---------  -----------
1999....................................................................  $   2,111   $   4,836
2000....................................................................      2,111       3,319
2001....................................................................      2,111       1,901
2002....................................................................      2,111       1,198
2003....................................................................      2,111         557
Thereafter..............................................................      5,816         603
                                                                          ---------  -----------
Total minimum lease payments............................................  $  16,371   $  12,414
                                                                                     -----------
                                                                                     -----------
Less amount representing interest.......................................      3,841
                                                                          ---------
Present value of net minimum lease payments.............................     12,530
Less current maturities of capital lease obligation.....................      1,207
                                                                          ---------
Long-term capital lease obligation......................................  $  11,323
                                                                          ---------
                                                                          ---------

    Total rental expense for the above operating leases and other short-term leases for the fiscal years 1998, 1997 and 1996 was $5,813, $4,112 and $4,499, respectively.

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                           (IN THOUSANDS OF DOLLARS)

16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
B.  CAPITAL EXPENDITURES

    In fiscal 1999, the Company plans to incur approximately $25,000 in connection with an expansion of its existing manufacturing facilities, primarily to increase capacity, subject to prevailing market conditions.

17.  LITIGATION

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

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                           (IN THOUSANDS OF DOLLARS)

17.  LITIGATION (CONTINUED)
    The second lawsuit was filed in the U.S. District Court of the Northern District of California on May 1, 1997, and thereafter amended. The plaintiff has alleged in his amended complaint various federal securities and proxy violations allegedly arising out of the joint proxy statement and prospectus that was mailed to limited partners in connection with the solicitation of proxies for the vote on the Plan and other related documents. The plaintiff also added the Company as a named defendant, alleging that all defendants acted in concert with, and as agents of, each other; however the plaintiff made no specific independent allegations with respect to the Company. The plaintiff sought, among other equitable and legal remedies, to enjoin the implementation of the Plan and unspecified damages. On November 6, 1997, the Court granted in part the plaintiff's motion for a temporary restraining order enjoining the implementation of the Plan. After the withdrawal of the Plan, defendants, on June 19, 1998, filed a motion to dismiss the claims as moot. On July 17, 1998, plaintiff moved to amend his complaint purportedly to include an additional plaintiff and additional claims for relief, including permanent injunctive relief for any violations of the securities laws in the future. The amended complaint also adds the Partnership as a nominal defendant. On September 24, 1998, the Court denied the defendants' motion to dismiss and granted plaintiff's motion to amend the complaint. The defendants have denied any allegation of wrongdoing.

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

    By letter dated October 22, 1998, a demand for indemnification was received from a customer with respect to utilization of Fibermesh in concrete slabs in the State of California. The demand for indemnification pertained to any and all damages relating to their use of the Fibermesh product. No lawsuits have been filed against the Company and based upon the information provided to the Company, the scope of liability and potential damages, if any, cannot be ascertained at this time. The Company has engaged outside counsel to investigate this claim and intends to vigorously defend its product.