Form 10-K/A
period 1998-09-30
SYNTHETIC INDUSTRIES INC
filed 1999-02-17
CIK 809803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
 FOR ANNUAL AND TRANSACTION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    September 30, 1998

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                         Commission File Number 33-11479

                           SYNTHETIC INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     58-1049400
---------------------------------- ---------------- ------------------
(State or other jurisdiction                       (I.R.S.Employer
 of incorporation or organization)                   Identification No.)


         309 LaFayette Road, Chickamauga, Georgia              30707
------------------------------------------------------------ ----------
            (Address of principal executive offices)        (Zip Code)


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

     The number of shares of the Registrant's Common Stock outstanding as of February 17, 1999 was 8,672,382 shares.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K

1           10.20  Agreement dated August 10, 1998 between Richard Hingson and
                   Synthetic Industries, Inc.

1           10.31 Loan and Security Agreement dated as of December 18, 1997.

1           10.32 Amendment No.1 to the Loan and Security Agreement dated as of
                  December 18, 1997.

1           21.  List of Subsidiaries of Synthetic Industries, Inc.


--------------

1        Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHETIC INDUSTRIES, INC.

By:  /s/ Leonard Chill
            Leonard Chill
       President


Dated:  February 17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Leonard Chill
           Leonard Chill         President, Chief Executive Officer and Director
Dated: February 17, 1999

By: /s/ Joseph F. Dana
          Joseph F. Dana         Chief Operating Officer, General Counsel and
Dated: February 17, 1999         Director

By:/s/ Joseph Sinicropi
         Joseph Sinicropi        Secretary and Chief Financial Officer
Dated: February 17, 1999         (Principal Financial and Accounting Officer)




By: /s/ Lee J. Seidler
     Lee J. Seidler                                       Director
Dated: February 17, 1999


By:/s/ William J. Shortt
     William J. Shortt                                    Director
Dated: February 17, 1999


By:/s/ Robert L. Voigt
     Robert L. Voigt                                      Director
Dated: February 17, 1999