Form 10-Q
period 1999-06-30
SYNTHETIC INDUSTRIES INC
filed 1999-08-12
CIK 809803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended    June 30, 1999

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.


      For the transition period  from                to                  .


Commission File Number           33-11479


                           SYNTHETIC INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                          58-1049400
---------------------------------- ------------------------- ------------------
       (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                         Identification No.)

         309 LaFayette Road, Chickamauga, Georgia                 30707
------------------------------------------------------------ ------------------
             (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code           (706) 375-3121
                                                     -------------------------



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

         The number of shares of the Registrant's Common Stock, par value $1.00 per share, outstanding as of August 12, 1999 was 8,645,231.

Part I-FINANCIAL INFORMATION             SYNTHETIC INDUSTRIES, INC.
Item 1. Financial Information                 AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                 (In thousands of dollars, except share and per share amounts)

                                                                                      June 30,      September 30,
                  ASSETS                                                               1999              1998
                                                                                       ----             -----
                                                                                   (Unaudited)

CURRENT ASSETS:
  Cash ...........................................................................$     324           $    285
  Accounts receivable, net of allowance for
    doubtful accounts of $2,700 and $2,714........................................   64,079             64,251
  Inventory (Note 3)..............................................................   58,000             52,450
  Other current assets ...........................................................   19,618             17,309
                                                                                    -------            -------

      TOTAL CURRENT ASSETS........................................................  142,021            134,295

PROPERTY, PLANT AND EQUIPMENT, net (Note 4).......................................  231,196            218,449

OTHER ASSETS......................................................................   87,776             87,770
                                                                                   --------            -------

                                                                                   $460,993           $440,514

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................................................ $ 23,833           $ 26,438
  Accrued expenses and other current liabilities..................................   13,953             13,653
  Income taxes payable............................................................    4,087                285
  Interest payable................................................................    6,058              2,154
  Current maturities of long-term debt (Note 5)...................................    1,259              5,500
                                                                                   --------          ---------
      TOTAL CURRENT LIABILITIES...................................................   49,190             48,030

LONG-TERM DEBT (Note 5)...........................................................  246,375            236,843

DEFERRED INCOME TAXES ............................................................   32,996             32,996




STOCKHOLDERS' EQUITY:
  Common stock (par value $1.00 per share, authorized 25,000,000,
     Issued 8,682,067 and 8,668,750, respectively)................................    8,682              8,669
  Treasury stock (36,836 and 71,546 shares, respectively).........................     (790)            (1,534)
  Additional paid-in capital .....................................................   94,228             94,392
  Cumulative translation adjustments..............................................       (5)               171
  Retained earnings...............................................................   30,317             20,947
                                                                                   --------          ---------

      TOTAL STOCKHOLDERS' EQUITY..................................................  132,432            122,645

                                                                                   $460,993           $440,514

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          (In thousands of dollars, except share and per share amounts)
                                   (Unaudited)



                                                                  Three Months Ended                Nine Months Ended
                                                                        June  30                        June 30
                                                                   1999         1998               1999       1998
                                                                  ------        -----              ----      -----

Net sales...................................................     $103,976      $104,531          $275,663    $260,383
                                                                 --------      --------          --------    --------
Costs and expenses:
  Cost of sales.............................................       66,538        68,482           182,077     176,199
  Selling expenses..........................................       11,551        10,666            31,206      28,067
  General and administrative expenses.......................        7,975         6,867            26,006      22,099
  Plant consolidation costs (Note 8)........................          920             -             4,300           -
  Amortization of excess purchase price over net
    assets acquired and other intangibles...................          747           761             2,227       2,073
                                                                 --------       -------          --------    --------
                                                                   87,731        86,776           245,816     228,438

      Operating profit......................................       16,245        17,755            29,847      31,945
                                                                   ------        ------            ------      ------

Other expenses:
  Interest expense .........................................        4,168         4,574            14,020      14,079
  Amortization of deferred financing costs..................          197           189               591         527
                                                                  -------       -------          --------    --------

                                                                    4,365         4,763            14,611      14,606
                                                                    -----       -------            ------      ------

Income before income tax provision .........................       11,880        12,992            15,236      17,339

Income tax provision (Note 7)...............................        4,574         5,237             5,866       7,000
                                                                  -------        ------        ----------    --------


NET INCOME .................................................       $7,306       $7,755              $9,370    $10,339
                                                                  =======       ======              ======    =======



Net income per share:
    Basic...................................................      $  0.84     $   0.90            $   1.08    $  1.19
    Diluted.................................................         0.81         0.87                1.05       1.14



Average shares outstanding:
     Basic..................................................    8,675,610    8,668,750           8,672,651  8,665,972
     Diluted................................................    9,011,183    8,940,674           8,919,551  9,046,468



                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                           Nine Months Ended June 30,

                                                                               1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income...........................................................   $  9,370         $ 10,339
    Adjustments to reconcile net income to net cash provided by operations:
     Depreciation and amortization......................................     19,143           15,735
     Write off of assets in connection with plant consolidation.........        843                -
     Provision for bad debts............................................        347               33
     Deferred income taxes..............................................          -            1,500
Change in operating assets and liabilities, net of acquisition:
     Accounts receivable................................................       (178)          (3,183)
     Inventories........................................................     (5,553)          (4,442)
     Other assets.......................................................     (5,306)          (2,963)
     Accounts payable...................................................     (2,628)           5,496
     Accrued expenses and other current liabilities.....................        300             (598)
     Income taxes payable...............................................      3,802            3,253
     Interest payable...................................................      3,904            3,611
                                                                         -----------       ----------
      Net cash provided by operating activities.........................     24,044           28,781

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment............................    (27,858)         (38,879)
  Acquisition of  business..............................................          -           (6,000)
                                                                          ----------       ----------
      Net cash used in investing activities ............................    (27,858)         (44,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under term loan............................................          -          (25,000)
  Borrowings under the Credit Facility..................................      5,743           50,304
  Redemption of 12 3/4% Senior subordinated notes.......................          -           (7,403)
  Repayments under capital lease obligations and other long-term debt...     (2,336)          (1,427)
  Proceeds from sale of treasury stock under Employee Stock Purchase Plan       451                                  -
  Proceeds from exercise of stock options...............................        142               85
  Deferred financing costs..............................................          -             (649)
                                                                          ----------        ---------
     Net cash provided by financing activities..........................      4,000           15,910

      Effect of exchange rate changes on cash...........................       (147)             (30)
                                                                           ---------        ---------

NET INCREASE (DECREASE) IN CASH ........................................         39             (218)

CASH AT BEGINNING OF PERIOD.............................................        285              338
                                                                         ----------         --------

CASH AT END OF PERIOD...................................................  $     324         $    120
                                                                          =========         ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION Cash paid during the year for:
  Interest .............................................................  $  11,937          $10,468
  Income taxes..........................................................      2,064            2,224

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Net capital obligation for purchase of equipment......................      1,884           $7,550
  Treasury stock conversion.............................................          -            1,759
Acquisition of business:
  Fair value of assets acquired.........................................          -           $5,293
  Liabilities assumed and incurred......................................          -            4,880
  Cash paid.............................................................          -            6,000

                 See notes to consolidated financial statements

                           SYNTHETIC INDUSTRIES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (In thousands of dollars, except share and per share amounts)

                  (Information as of June 30, 1999 and for the
               periods ended June 30, 1999 and 1998 is unaudited)


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


2.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of June 30, 1999 and for the periods ended June 30, 1999 and 1998 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position at June 30, 1999 and 1998, and the results of operations for the three and nine months then ended, have been made on a consistent basis. Certain information and footnote disclosures included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Operating results for the three and nine months ended June 30, 1999 may not necessarily be indicative of the results that may be expected for the full year.

3.       INVENTORY

                                                            June 30,         September 30,
                                                              1999               1998
                                                              ----             -------

                  Finished goods..........................   $41,122             $37,689
                  Work in process.........................     6,763               7,107
                  Raw materials...........................    10,115               7,654
                                                             -------             -------
                                                             $58,000             $52,450


4.       PROPERTY, PLANT AND EQUIPMENT

                                                             June 30,        September 30,
                                                               1999               1998
                                                                ----             ------

                  Land....................................  $  4,585            $  4,585
                  Buildings and improvements..............    44,969              42,588
                        Equipment under capital lease.....    12,800              12,500
                  Machinery and equipment and
                    leasehold improvements................   292,884             266,972
                                                          ----------            --------

                                                             355,238             326,645
                  Accumulated depreciation................   124,042             108,196
                                                             -------            --------

                                                            $231,196            $218,449


5.       LONG-TERM DEBT

                                                              June 30,       September 30,
                                                                 1999             1998
                                                                 ----             -----
          Credit facility:
                Securitization............................     $ 33,026          $ 29,162
                Revolver..................................       31,901            30,022
           9 1/4% Senior Subordinated
                  Notes, due 2007.........................      170,000           170,000
           Capital lease obligation.......................       11,539            10,647
          Other...........................................        1,168             2,512
                                                              ---------         ---------
                                                                247,634           242,343
          Less current portion............................        1,259             5,500
                                                             ----------         ---------
          Total long term portion.........................     $246,375         $ 236,843
                                                               ========         =========

     At June 30, 1999 interest rates under the Securitization and Revolver ranged from 5.66% to 7.75%, respectively with letters of credit outstanding of $348, and availability under the Credit Facility was approximately $28,000.

     On October 4, 1998, the Company entered into a 7.03% eight-year capital lease for the acquisition of equipment of $5,300 and repaid the balance of the May 15, 1996 capital lease of $3,416.


6.       COMPREHENSIVE INCOME

     Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires additional disclosure of amounts comprising comprehensive income. Comprehensive income is broadly defined as the change in the equity of a business enterprise for translation and other events and circumstances from nonowner sources. The Company has other comprehensive income in the form of foreign currency cumulative translation adjustments which resulted in total comprehensive income, net of tax, of $7,326 and $7,694 for the quarters ended June 30, 1999 and 1998, respectively, and $9,262 and $10,321 for the nine months ended June 30, 1999 and 1998, respectively.


7.       INCOME TAXES

     The provision for income taxes in the consolidated statements of operations reflects the effective tax rate of 38.5% and 40.3% for the three and nine months ended June 30, 1999 and 1998, respectively.


8.       PLANT CONSOLIDATION COSTS

     On November 18, 1998 the Company announced its plans to combine its non-woven manufacturing facility in Spartanburg, SC into its modern facility in Ringgold, GA. As a result, the Company recorded pretax charges of $920 and $4,300 ($0.06 and $0.30 per diluted share on an after tax basis) for the three and nine months ended June 30, 1999, respectively. The charges reflect severance provisions of $1,100 related to workforce reductions of approximately 105 employees, equipment relocation costs of $2,357 and a charge of $843, net of depreciation, for the write off of abandoned assets. As of June 30, 1999, payments of approximately $3,300 have been made for these charges.

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

     In connection with a dissolution of the Partnership that was proposed in 1996, the Company, its directors and certain other of the Company's officers who are affiliated with the General Partner were named in two putative class and derivative action lawsuits filed in California and Delaware by certain limited partners of the Partnership. On April 16, 1999, preliminary approval of a settlement agreement in connection with these lawsuits was granted by the United States District Court for the Northern District of California. The settlement was granted final approval by that Court at a hearing held on May 24, 1999, and on such date an order and final judgment (the "Order") was entered by the Court and the lawsuit in California was dismissed with prejudice. Pursuant to the Settlement Agreement approved by the Order the plaintiffs are required to dismiss the Delaware lawsuit, and upon the approval of the dismissal by the Delaware court and the expiration of the Delaware appeal period, the Delaware lawsuit will be dismissed with prejudice.

     Pursuant to the Settlement Agreement, an independent committee of the Company's Board of Directors (the "Committee") commenced in June 1999 a sales process during which the Committee, with the help of a financial advisor, is seeking offers from qualified buyers to purchase the Company. The primary objective of the sale process is to maximize value for the Company's shareholders. If an acceptable offer to acquire the Company is not received during the process, the Partnership will be liquidated and its shares of the Company's common stock will be distributed in an orderly manner (after satisfaction of liabilities). As a part of the sales process, the General Partner will resign as soon as the lawsuits are dismissed with prejudice in both California and Delaware, and a trustee will be appointed for the Partnership to wind up the affairs of the Partnership in connection with the aforementioned sales process.

     On October 1, 1998, a class action complaint was filed against Kaufman and Broad Home Corporation ("Kaufman and Broad") in Los Angeles County Superior Court in connection with alleged defects in fiber reinforced concrete slabs in homes constructed by Kaufman and Broad. Kaufman and Broad denied the plaintiffs' allegations and filed a cross-complaint against the Company. The relief has not yet been specified. The Company answered Kaufman and Broad's cross-complaint, denying generally and specifically the allegations that Kaufman and Broad had been injured or was entitled to any relief by any reason, act or omission by or on behalf of the Company. The Company intends to vigorously defend against all claims by the plaintiffs and Kaufman and Broad in this complaint.

     On April 29, 1999, approximately 158 plaintiffs filed claims against the Company in two Los Angeles County Superior Court cases in connection with claims that Fibermesh(R) used in the concrete slabs in the plaintiff's homes was defective and not fit for its intended purpose. The plaintiff's homes were constructed by Kaufman and Broad, which has settled the plaintiff's claims. The relief sought has not yet been specified. The Company has denied any allegations of wrongdoing and intends to vigorously defend against all claims by the plaintiffs in these complaints.

10.      SUBSEQUENT EVENT

     On July 7, 1999, the Company acquired all of the outstanding shares , certain assets of an affiliated company and rights to the international name of Bon Terra, Inc., a manufacturer and marketer of natural erosion control products, for $3,100 in cash. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired and the liabilities assumed based upon the fair market value at the date of acquisition. The excess purchase price over the fair values of the net assets acquired, estimated at approximately $600 will be amortized on a straight-line basis over 20 years.

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


Liquidity and Capital Resources

         To finance its capital expenditure program and fund its operational needs, the Company has relied upon cash provided by operations, supplemented as necessary by bank lines of credit and long-term indebtedness. Cash provided by operating activities amounted to $24,044 and $28,781 for the nine months ended June 30, 1999 and 1998, respectively. These amounts for the periods ended June 30, 1999 and 1998 reflect net income of $9,370 and $10,339, respectively, after deducting noncash charges of $20,333 and $17,268 and net working capital changes of ($5,659) and $1,174 for each respective period.

         Capital expenditures were $27,858 for the nine months ended June 30, 1999 as compared to $44,879 for the same period of fiscal 1998. In addition, on October 4, 1998, the Company entered into a 7.03% eight-year capital lease for the acquisition of equipment of $5,300 and repaid the balance of the May 15, 1996 capital lease of $3,416. Capital expenditures planned for the balance of fiscal 1999 are approximately $9,000, primarily to expand the capacity of the Company's nonwoven manufacturing facilities, subject to prevailing market conditions. In addition, on July 7, 1999, the Company acquired all of the outstanding shares, certain assets of an affiliated company and rights to the international name of Bon Terra, Inc., a manufacturer and marketer of natural erosion control products, for $3,100 in cash.

         Other sources of liquidity include the December 18, 1997 five-year credit facility between the Company and its lenders, with BankBoston as agent (the "Credit Facility") and the $170,000 aggregate principal amount of 9.25% Senior Subordinated Notes due February 15, 2007 (the "Notes").

         The Credit Facility consists of up to a $40 million asset based securitization program (the "Securitization") and a $60 million senior secured revolver facility (the "Revolver"), collateralized by the Company's accounts receivable and substantially all of the Company's assets, excluding real property, respectively. At June 30, 1999, the balances under the Securitization and Revolver were $33,026 and $31,901, respectively, at interest rates ranging from 5.66% to 7.75%, with letters of credit outstanding of $348.
Availability  under the Credit  Facility was  approximately  $28,000 at June 30,
1999.

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

     On November 18, 1998 the Company announced plans to combine its non-woven manufacturing facilities. The Company recorded pre-tax charges of $920 and $4,300 ($0.06 and $0.30 per share on an after tax basis) for the three and nine month period ending June 30, 1999, respectively. These charges were primarily related to severance and other employee related costs, equipment relocation costs and a charge for the write off of certain abandoned assets. The move has been completed and is expected to increase operating efficiencies by reducing overhead costs and centralizing production in a modern facility resulting in expected pre-tax savings of approximately $1,500 to $2,000 annually. As of June 30, 1999, approximately $3,300 of payments have been made against these charges.


Results of Operations

The following table sets forth the percentage relationships to net sales of certain income statement items for the three and nine months ended June 30, 1999 and 1998.

                                                          Three Months Ended                  Nine Months Ended
                                                                June 30,                           June 30,
                                                             1999       1998                   1999         1998
                                                             -----      -----                  -----        ----

             Net sales.................................   100.0%        100.0%                100.0%       100.0%
             Cost of sales.............................    64.0          65.5                  66.1         67.7
                                                          ------         ----                  ----         ----
             Gross profit..............................    36.0          34.5                  33.9         32.3
             Selling expenses..........................    11.1          10.2                  11.3         10.8
             General and administrative
                     expenses..........................     7.7           6.6                   9.4          8.5
             Plant consolidation costs.................     0.9           0.0                   1.6          0.0
             Amortization of intangibles...............     0.7           0.7                   0.8          0.8
                                                            ---           ---                   ---          ---
                Operating profit.......................    15.6          17.0                  10.8         12.2
             Interest expense..........................     4.0           4.4                   5.1          5.4
             Amortization of deferred
                     financing costs...................     0.2           0.2                   0.2          0.2
                                                            ---           ---                   ---          ---
                Income before
                        provision for taxes............    11.4          12.4                   5.5          6.6
             Provision for
                         income taxes..................     4.4           5.0                   2.1          2.7
                                                            ---           ---                   ---          ---
             Net income................................     7.0%          7.4%                  3.4%         3.9%
                                                            ====          ====                  ====         ====

Results of Operations for the Three Months Ended June 30

     Net sales for the third quarter of fiscal 1999 were $103,976 compared to $104,531 for the same period of fiscal 1998, a decrease of $555, or 0.5%. Carpet backing sales for the third quarter of fiscal 1999 were $43,955 compared to
$44,438 for the same period of fiscal 1998, a decrease of $483, or 1.1%, reflecting a combination of higher unit growth offset by lower average selling prices. Construction and civil engineering product sales for the third quarter of fiscal 1999 were $38,369 compared to $40,662 for the same period of fiscal 1998, a decrease of $2,293, or 5.6%, reflecting slower than anticipated increases in new highway projects and consolidation in the waste containment market place which has temporarily reduced capital spending in the industry. Technical textiles sales for the third quarter of fiscal 1999 were $21,652 compared to $19,431 for the same period of fiscal 1998, an increase of $2,221, or 11.4%, as a result of strong growth in the Company's furniture and bedding, agricultural and filtration product lines.

     Gross profit for the third quarter of fiscal 1999 was $37,438 compared to $36,049 for the same period of fiscal 1998, an increase of $1,389, or 3.9%. As a percentage of sales, gross profit increased to 36.0% from 34.5%. This increase was primarily due to lower on average polypropylene costs and increased sales volume in higher margin business, partially offset by lower average selling prices.

     Selling, general and administrative expenses for the third quarter of fiscal 1999 were $19,526 compared to $17,533 for the same period of fiscal 1998, an increase of $1,993, or 11.4%. As a percentage of sales, selling, general and administrative expenses increased from 16.8% to 18.8%, reflecting lower average selling prices and increased expenditures for Construction and Civil Engineering sales and engineering support staff and market development and increased marketing expenses, particularly in Construction and Civil Engineering.

     Operating income for the third quarter of fiscal 1999 was $16,245 as compared to $17,755 for the same period of fiscal 1998, a decrease of $1,510, or 8.5%. As a percentage of sales, operating income decreased to 15.6% in fiscal 1999 from 17.0% in fiscal 1998. This decrease was primarily due to plant consolidation costs in the third quarter of fiscal 1999 of $920 and higher selling, general and administrative costs, partially offset by increased sales volume and lower on average polypropylene costs. Operating income, excluding plant consolidation costs, was $17,165.

     Interest expense for the third quarter of fiscal 1999 was $4,168 compared to $4,574 for the same period of fiscal 1998, a decrease of $406, or 8.9%, due to lower on average interest rates applied on higher outstanding debt. The effective income tax rate for the third quarter of fiscal 1999 and 1998 was 38.5% and 40.3%, respectively.

     Net income for the third quarter of fiscal 1999 was $7,306 compared to $7,755 for the third quarter of fiscal 1998, a decrease of $449, or 5.8%. Excluding plant consolidation costs, net income would have been $7,872, an increase of $117 or 1.5%, over net income for the same period of fiscal 1998. Earnings before interest, taxes, depreciation and amortization ("EBITDA")1 for the third quarter of fiscal 1999 were $22,420 compared to $22,985 for the same period of fiscal 1998, a decrease of $565, or 2.5%. Excluding plant consolidation costs, EBITDA was $23,340, an increase of $355, or 1.5% over the same period of fiscal 1998.

     Basic earnings per share for the third quarter of fiscal 1999 were $0.84 compared to $0.90 for the same period of fiscal 1998 based on weighted average shares outstanding of 8,675,610 and 8,668,750 for fiscal 1999 and 1998, respectively. Diluted earnings per share for the third quarter of fiscal 1999 were $0.81 compared to $0.87 for the same period of fiscal 1998 based on weighted average shares outstanding of 9,011,183 and 8,940,674 for fiscal 1999 and 1998, respectively. These decreases were primarily due to the factors discussed above. Excluding plant consolidation costs, diluted earnings per share would have been $0.87.


Results of Operations for the Nine Months Ended June 30

     Net sales for the first nine months of fiscal 1999 were $275,663 compared to $260,383 for the same period of fiscal 1998, an increase of $15,280, or 5.9%. Carpet backing sales for the first nine months of fiscal 1999 were $127,314 compared to $124,312 for the same period of fiscal 1998, an increase of $3,002, or 2.4%, reflecting higher unit growth, partially offset by lower average selling prices. Construction and civil engineering product sales for the first nine months of fiscal 1999 were $93,585 compared to $83,365 for the same period of fiscal 1998, an increase of $10,220, or 12.3%, reflecting approximately $6,000 contributed by the Novocon International acquisition and higher sales unit volume. Technical textiles sales for the first nine months of fiscal 1999 were $54,764 compared to $52,706 for same period of fiscal 1998, an increase of $2,058, or 3.9% as a result of strong growth in the Company's furniture and bedding, agricultural and filtration product lines.

     Gross profit for the first nine months of fiscal 1999 was $93,586 compared to $84,184 for the same period of fiscal 1998, an increase of $9,402, or 11.2%. As a percentage of sales, gross profit increased to 33.9% from 32.3%. This increase was primarily due to lower on average polypropylene costs and increased sales volume in higher margin business, partially offset by lower average selling prices.

     Selling, general and administrative expenses for the first nine months of fiscal 1999 were $57,212 compared to $50,166 for the same period of fiscal 1998, an increase of $7,046, or 14.0%, reflecting increased expenditures for sales and support staff. As a percentage of sales, selling, general and administrative expenses increased from 19.3% to 20.7%, reflecting lower average selling prices.

     Operating income for the first nine months of fiscal 1999 was $29,847 as compared to $31,945 for the same period of fiscal 1998, a decrease of $2,098, or 6.6%. As a percentage of sales, operating income decreased to 10.8% in fiscal 1999 from 12.2% in fiscal 1998. Excluding plant consolidation costs, operating income was $34,147.

     Interest expense for the first nine months of fiscal 1999 was $14,020 compared to $14,079 for the same period of fiscal 1998, a decrease of $59, or 0.4%. The effective income tax rate for the first nine months of fiscal years 1999 and 1998 was 38.5% and 40.4%, respectively.

     Net income for the first nine months of fiscal 1999, was $9,370 compared to $10,339 for the same period of fiscal 1999, a decrease of $969, or 9.4%. Excluding the plant consolidation costs, net income would have been $12,014, an increase of $1,675, or 16.2%, over net income for the same period of fiscal 1998. EBITDA for the first nine months of fiscal 1999 were $48,399 compared to $47,153 for the same period of fiscal 1998, an increase of $1,246, or 2.6%. Excluding plant consolidation costs, EBITDA would have been $52,699, an increase of $5,546 or 11.8% over the same period of fiscal 1998.

     Basic earnings per share for the first nine months of fiscal 1999 were $1.08 compared to $1.19 for the same period of fiscal 1998 based on weighted average shares outstanding of 8,672,651 and 8,665,972 for fiscal 1999 and 1998, respectively. Diluted earnings per share for the first nine months of fiscal 1999 was $1.05 compared to $1.14 for the same period of fiscal 1998 based on weighted average shares outstanding of 8,919,551 and 9,046,468 for fiscal 1999 and 1998, respectively. Excluding plant consolidation costs, earnings per share would have been $1.35 per share on a diluted basis.


Recent Accounting Pronouncements

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which must be adopted for fiscal quarters of fiscal years beginning after June 15,1999, (in 1999 the FASB delayed the effective date of SFAS 133 by one year). SFAS 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 will not have a material effect on the Company's results of operations or financial condition.

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

          In January 1998, the Company formally implemented a plan to become year 2000 compliant. The Company evaluated and tested business and technical information system hardware and software as to year 2000 compliance and functionality. The Company's basic integrated software applications, Infinium and CAMS, are represented to be year 2000 compliant by their respective vendors. Internal testing was completed in March 1999 that verified vendor representations. Minimal code renovations were necessary in CAMS and have been completed. Validation processes will be ongoing in 1999, thereby providing sufficient time to address unforeseen issues and develop contingency plans for external supply chain dependencies that could affect the Company and the Company's business partners. The inventory process and assigning priorities are complete for manufacturing process control, instrumentation and embedded systems. Documentation from respective equipment manufacturers and resources is complete, and the Company believes that the repair of this equipment is complete. Contingency plans for production work arounds are in process and scheduled for completion by October 1999. The Company has been proactive in contacting external business partners to communicate and exchange status information.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     See the Company's most recent annual report filed on Form 10-K (Item 7A). There have been no material changes in the information provided therein from September 30, 1998 to June 30, 1999.



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

     In connection with a dissolution of the Partnership that was proposed in 1996, the Company, its directors and certain other of the Company's officers who are affiliated with the General Partner were named in two putative class and derivative action lawsuits filed in California and Delaware by certain limited partners of the Partnership. On April 16, 1999, preliminary approval of a settlement agreement in connection with these lawsuits was granted by the United States District Court for the Northern District of California. The settlement was granted final approval by that Court at a hearing held on May 24, 1999, and on such date an order and final judgment (the "Order") was entered by the Court and the lawsuit in California was dismissed with prejudice. Pursuant to the Settlement Agreement approved by the Order the plaintiffs are required to dismiss the Delaware lawsuit, and upon the approval of the dismissal by the Delaware court and the expiration of the Delaware appeal period, the Delaware lawsuit will be dismissed with prejudice.

     Pursuant to the Settlement Agreement, an independent committee of the Company's Board of Directors (the "Committee") commenced in June 1999 a sales process during which the Committee, with the help of a financial advisor, is seeking offers from qualified buyers to purchase the Company. The primary objective of the sale process is to maximize value for the Company's shareholders. If an acceptable offer to acquire the Company is not received during the process, the Partnership will be liquidated and its shares of the Company's common stock will be distributed in an orderly manner (after satisfaction of liabilities). As a part of the sales process, the General Partner will resign as soon as the lawsuits are dismissed with prejudice in both California and Delaware, and a trustee will be appointed for the Partnership to wind up the affairs of the Partnership in connection with the aforementioned sales process.

     Prior to March 23, 1999, approximately 158 plaintiffs had filed claims against Kaufman and Broad Home Corporation (including its subsidiaries and affiliates) ("Kaufman and Broad") in two Los Angeles County Superior Court cases in connections with claims of alleged defects in fiber reinforced concrete slabs. On or about March 23, 1999, the plaintiffs settled claims against the Kaufman and Broad. On April 29, 1999, the plaintiffs filed amended complaints naming the Company as a defendant in these actions. The relief sought has not yet been specified. The Company has denied any allegations of wrongdoing and intends to vigorously defend against all claims by the plaintiffs in these complaints.

     On October 1, 1998, a class action complaint was filed against Kaufman and Broad in Los Angeles County Superior Court, again in connection with alleged defects in fiber reinforced concrete slabs. Kaufman and Broad denied the plaintiffs' allegations and filed a cross-complaint against the Company. The relief has not yet been specified. The Company answered Kaufman and Broad's cross-complaint, denying generally and specifically the allegations that Kaufman and Broad had been injured or was entitled to any relief by any reason, act or omission by or on behalf of the Company. The Company intends to vigorously defend against all claims by the plaintiffs and Kaufman and Broad in this complaint.


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

SYNTHETIC INDUSTRIES, INC.


By:  /s/ Leonard Chill
         Leonard  Chill
         Chairman



Dated: August 12, 1999


By: /s/ Joseph Sinicropi
         Joseph Sinicropi
         Chief Financial Officer



Dated:  August 12, 1999