Form 10-K/A
period 1998-09-30
SYNTHETIC INDUSTRIES INC
filed 1999-08-16
CIK 809803

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

     The number of shares of the Registrant's Common Stock outstanding as of August 16, 1999 was 8,645,231 shares.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K

1           23.   Independent auditors consent.


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


Dated:  August 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on the behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Leonard Chill
           Leonard Chill         Chairman and Director
Dated: August 16, 1999

By: /s/ Joseph F. Dana
          Joseph F. Dana         Chief Operating Officer, General Counsel and
Dated: August 16, 1999           Director

By:/s/ Joseph Sinicropi
         Joseph Sinicropi        Secretary and Chief Financial Officer
Dated: August 16, 1999           (Principal Financial and Accounting Officer)




By: /s/ Lee J. Seidler
     Lee J. Seidler                                       Director
Dated: August 16, 1999


By:/s/ William J. Shortt
     William J. Shortt                                    Director
Dated: August 16, 1999


By:/s/ Robert L. Voigt
     Robert L. Voigt                                      Director
Dated: August 16, 1999