Form 10-Q/A
period 1999-06-30
SYNTHETIC INDUSTRIES INC
filed 1999-09-07
CIK 809803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

         The number of shares of the Registrant's Common Stock, par value $1.00 per share, outstanding as of September 7, 1999 was 8,645,231.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

1           10.01  Loan and Security Agreement Dated December 18, 1997.

1           10.02  Amendment No. 5 to the Loan and Security Agreement Dated
                   December 18, 1997.

1           10.03  Agreement dated February 1, 1999 between John M. Long and
                   Synthetic Industries, Inc.

--------------
1           Filed herewith


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC INDUSTRIES, INC.


By:  /s/ Leonard Chill
         Leonard  Chill
         Chairman



Dated: September 7, 1999


By: /s/ Joseph Sinicropi
         Joseph Sinicropi
         Chief Financial Officer



Dated:  September 7, 1999